Form 10-Q
period 1998-09-30
GLOBAL CROSSING LTD LDC
filed 1998-11-17
CIK 1071189

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

              For the quarterly period ended September 30, 1998
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 333-61457
                                              ----------

                           GLOBAL CROSSING LTD., LDC
            (Exact name of registrant as specified in its charter)

     CAYMAN ISLANDS                                   98-0167638
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                             c/o W.S. WALKER & CO.
                                 P.O. BOX 265
                               CALEDONIAN HOUSE
                                  MARY STREET
                           GEORGETOWN, GRAND CAYMAN
                                CAYMAN ISLANDS
                   (Address of principal executive offices)

                                (345) 949-0100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the registrant's common stock, $.000001 par value, outstanding as of November 13, 1998, 22,964,829 shares.

                           GLOBAL CROSSING LTD., LDC
                       QUARTER ENDED SEPTEMBER 30, 1998
                                     INDEX

Part I.    FINANCIAL INFORMATION

           Item 1. Financial Statements (Unaudited)

                    Statements of Operations

                    Balance Sheets

                    Statements of Cash Flows

                    Statements of Changes in Stockholder's Equity

                    Notes to Unaudited Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II    Other Information

           Item 1. Legal Proceedings

           Item 2. Changes in Securities and Use of Proceeds

           Item 3. Defaults Upon Senior Securities

           Item 4. Submission of Matters to a Vote of Security Holders

           Item 5. Other Information

           Item 6. Exhibits and Reports on Form 8-K

                           GLOBAL CROSSING LTD., LDC
                      CONDENSED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                        SEPTEMBER 30, 1998 AND 1997 AND
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                       AND FOR THE PERIOD MARCH 19, 1997
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1997


                                                                                                     For the Period
                                         Three Months      Three Months        Nine Months         from March 19, 1997
                                            Ended             Ended              Ended             (Date of inception)
                                       September 30, 1998  September 30, 1997 September 30, 1998   to September 30, 1997
                                       ---------------------------------------------------------------------------------
                                        (Unaudited)         (Unaudited)        (Unaudited)              (Unaudited)
SALES AND OPERATING REVENUES                        --               --               --                 --

EXPENSES
     Sales and marketing                            --          102,000               --            141,000
     General and administrative                     --          567,000               --            670,000
                                       ---------------------------------------------------------------------------------
                                                    --          669,000               --            811,000
                                       ---------------------------------------------------------------------------------

OPERATING LOSS                                      --         (669,000)              --           (811,000)

Equity in earnings of Global
Crossing Ltd.                                2,558,472               --      (24,179,736)                --

INTEREST INCOME                                     --        1,154,000               --          2,501,000
                                       ---------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES            2,558,472          485,000      (24,179,736)         1,690,000

GAIN FROM INITIAL PUBLIC OFFERING           54,168,381               --       54,168,381                 --

PROVISION FOR INCOME TAXES                          --               --               --                 --
                                       ---------------------------------------------------------------------------------

NET INCOME                                  56,726,853          485,000       29,988,645          1,690,000
     Preference share dividends                     --       (4,177,000)              --         (8,413,000)
                                       ---------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCKHOLDER'S                   56,726,853       (3,692,000)      29,988,645         (6,723,000)
                                       ==================================================================================

  The accompanying notes are an integral part of these financial statements.

                          GLOBAL CROSSING LTD., LDC
                           CONDENSED BALANCE SHEETS
                           AS OF SEPTEMBER 30, 1998
                            AND DECEMBER 31, 1997


                                                               September 30, 1998  December 31, 1997
                                                               -------------------------------------
                                                                 (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                               --       1,452,684
     Interest receivable                                                     --         123,000
     Restricted cash and cash equivalents                                    --      25,275,196
     Other assets and prepaid costs                                          --         892,958
                                                               ---------------------------------
                                                                             --      27,743,838

                                                               ---------------------------------

Backhaul capacity available for sale                                         --      21,200,000
Construction in progress                                                     --     497,318,509
Deferred finance and organization costs- net of
     accumulated amortization of $2,247 as of
     December 31, 1997                                                       --      25,934,021
Investment in Global Crossing Ltd.                                  120,397,872               -
                                                               =================================
     Total assets                                                   120,397,872     572,196,368
                                                               =================================


LIABILITIES

Current liabilities:
     Accrued construction costs                                              --      52,003,875
     Accounts payable and accrued liabilities                                --       1,658,399
     Accrued interest and preference share dividends                         --       2,921,854
     Deferred revenue                                                        --       5,325,000
     Current portion of obligations under inland services
     agreements                                                              --      17,891,000
     Current portion of obligations under capital leases                     --      12,297,645
                                                               ---------------------------------
                                                                             --      92,097,773

Long-term debt                                                               --     162,325,000
Senior notes                                                                 --     150,000,000
Obligations under inland services agreements                                 --       3,009,000
                                                               ---------------------------------
     Total liabilities                                                       --     407,431,773
                                                               ---------------------------------

MANDATORILY REDEEMABLE PREFERENCE SHARES (109,830 shares
     as of December 31, 1997, $1,000 liquidation per share
     (net of unamortized discount and issuance costs
     of $12,224 and $6,962)                                                  --      90,643,919

STOCKHOLDER'S EQUITY

      Class A common stock, 2,630,943 and 31,102,950
      issued as of
            September 30, 1998 and December 31, 1997,
            respectively                                                      2              20
      Class B common stock, 906,605 and 50,625,000
            issued as of
            September 30, 1998 and December 31, 1997,
            respectively                                                      1              34
      Class C common stock, 19,427,281 and 50,625,000
            issued as of
            September 30, 1998 and December 31, 1997,
            respectively                                                     19              34
      Class D common stock, 0 and 33,088,200
            issued as of
            September 30, 1998 and December 31, 1997,
            respectively                                                     --              22
      Other stockholder's equity                                     90,449,342      74,280,922
      Retained earnings (deficit)                                    29,948,508        (160,356)
                                                               ---------------------------------
     Total stockholder's equity                                     120,397,872      74,120,676
                                                               =================================
     Total liabilities and stockholder's equity                     120,397,872     572,196,368
                                                               =================================


  The accompanying notes are an integral part of these financial statements.

                          GLOBAL CROSSING LTD., LDC.
           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
           AND FOR THE PERIOD MARCH 19, 1997 (DATE OF INCEPTION)
                            TO DECEMBER 31, 1997


                                                                                        Common Stock
                                                                                   -------------------------

                                                      Class A        Class B        Class C        Class D        Class E   Amount
                                                   ----------     ----------      ---------      ---------     ----------   ------
Issuance of Class A common stock for cash
     on March 25, 1997                             11,250,000              0              0              0              0       7
Class A common stock distributed for nil
    consideration to the initial purchaser of
    preference shares on March 25, 1997            19,852,950              0              0              0              0      13
Issuance of Class B common stock for cash
    on March 25, 1997                                       0     50,625,000              0              0              0      34
Issuance of Class C common stock for cash
    on March 25, 1997                                       0              0     50,625,000              0              0      34
Issuance of Class D common stock for cash to
    certain  Class B shareholders
    on March 25, 1997                                       0              0              0     33,088,200              0      22
Costs incurred related to the issuance of
    common stock                                            0              0              0              0              0       0
Preference share dividends                                  0              0              0              0              0       0
Net loss for the period                                     0              0              0              0              0       0
                                                   ----------     ----------     ----------     ----------    -----------  ------
Balance, December 31, 1997                         31,102,950     50,625,000     50,625,000     33,088,200              0     110
                                                   ----------     ----------     ----------     ----------    -----------  ------
Issuance of Class B common stock for cash
    on January 21, 1998                                     0        450,000              0              0              0       0
Issuance of Class E common stock for cash
    on January 21, 1998                                     0              0              0              0        187,500       0
Issuance of Class E common stock for cash
    on April 22, 1998                                       0              0              0              0        150,000       0
Cash reimbursement to certain shareholders                  0              0              0              0              0       0
Unearned compensation                                       0              0              0              0              0       0
Compensation Expense                                        0              0              0              0              0       0
PCG Warrants                                                0     12,203,170              0              0              0       9
Common stock to be issued in exchange for
    termination of advisory services agreement              0      7,105,263              0              0              0       5
Preference share dividends                                  0              0              0              0              0       0
Redemption of preference shares                             0              0              0              0              0       0
TDC Exchange                                                0              0              0              0              0       0
Conversion of Class D shares                                0              0              0    (33,088,200)    30,534,017      (2)
Old GCL Exchange                                  (28,472,007)   (69,476,828)   (31,197,719)             0    (30,871,517)   (100)
Retirement of treasury shares
Equity transactions of Equity Investment
Net gain for the nine months
    ended September 30, 1998                                0              0              0              0              0       0
                                                   ----------     ----------     ----------     ----------    -----------  ------

Balance, September 30, 1998                         2,630,943        906,605     19,427,281              0              0      22
                                                   ==========     ==========     ==========     ==========    ===========  ======


                                                                Other Stockholders' Equity
                                                                --------------------------

                                                                                                                 Total
                                                     Treasury  Additional Paid-   Unearned     Accumulated    Stockholder's
                                                      Stock     in Capital      Compensation     Deficit        Equity
                                                      -----     ----------      ------------     -------        ------
Issuance of Class A common stock for cash                   0      7,499,993              0              0       7,500,000
     on March 25, 1997
Class A common stock distributed for nil
    consideration to the initial purchaser of
    preference shares on March 25, 1997                     0     13,234,987              0              0      13,235,000
Issuance of Class B common stock for cash
    on March 25, 1997                                       0     31,249,966              0              0      31,250,000
Issuance of Class C common stock for cash
    on March 25, 1997                                       0     33,749,966              0              0      33,750,000
Issuance of Class D common stock for cash to
    certain  Class B shareholders
    on March 25, 1997                                       0      2,499,978              0              0       2,500,000
Costs incurred related to the issueance of
    common stock                                            0     (1,264,045)             0              0      (1,264,045)
Preference share dividends                                  0    (12,689,923)             0              0     (12,689,923)
Net loss for the period                                     0                                     (160,356)       (160,356)
                                                 ------------    -----------   ------------   ------------     -----------
Balance, December 31, 1997                                  0     74,280,922              0       (160,356)     74,120,676
                                                 ------------    -----------   ------------   ------------     -----------
Issuance of Class B common stock for cash
    on January 21, 1998                                     0        750,000              0              0         750,000
Issuance of Class E common stock for cash
    on January 21, 1998                                     0        312,500              0              0         312,500
Issuance of Class E common stock for cash
    on April 22, 1998                                       0      1,725,179              0              0       1,725,179
Cash reimbursement to certain shareholders                  0     (7,047,044)             0              0      (7,047,044)
Unearned compensation                                       0     67,130,700    (67,130,700)             0               0
Compensation Expense                                        0              0     21,134,991              0      21,134,991
PCG Warrants                                                0    275,297,000              0              0     275,297,009
Common stock to be issued in exchange for
    termination of advisory services agreement              0    135,000,000              0              0     135,000,005
Preference share dividends                                  0     (8,306,433)             0              0      (8,306,433)
Redemtion of preference shares                              0    (34,140,067)             0              0     (34,140,067)
TDC Exchange                                     (209,414,620)   209,414,620              0              0               0
Conversion of Class D shares                                0              0              0              0              (2)
Old GCL Exchange                                                (370,727,569)                      120,219    (370,607,450)
Retirement of treasury shares
Equity transactions of Equity Investment         (209,414,620)  (209,414,620)                            0               0
Net gain for the nine months                                0      2,452,850       (282,987)             0       2,169,863
    ended September 30, 1998                                0              0              0     29,988,645      29,988,645
                                                 ------------    -----------   ------------   ------------     -----------
Balance, September 30, 1998                                 0    136,728,038    (46,278,696)    29,948,508     120,397,872
                                                 ============    ===========   ============   ============     ===========

  The accompanying notes are an integral part of these financial statements.

                         GLOBAL CROSSING LTD., LDC
                     CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
           AND FOR THE PERIOD MARCH 19, 1997 (DATE OF INCEPTION)
                           TO SEPTEMBER 30, 1997

                                                                                                                    Period from
                                                                                                                   March 19, 1997
                                                                                                                      (Date of
                                                                                           Nine months ended       Inception) to
                                                                                           September 30, 1998    September 30, 1997
                                                                                              (Unaudited)           (Unaudited)
                                                                                           ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) applicable to common shareholders                                              29,988,645         (6,723,000)
    Adjustments to reconcile net income to net cash provided by operating activities:
      Gain on initial public offering of Global Crossing Ltd.                                       (54,168,381)                --
      Equity in earnings of Global Crossing Ltd.                                                     24,179,736                 --
      Depreciation                                                                                           --            117,000
      Preference share dividends                                                                             --          8,413,000
      Increase in other assets and prepaid costs                                                             --         (2,387,000)
      Increase in accounts payable and accrued liabilities                                                   --          3,275,000
                                                                                           ----------------------------------------
    Net cash provided by operating activities                                                                --          2,695,000
                                                                                           ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Finance and organizational costs incurred                                                              --        (24,433,000)
      Proceeds from issuance of common stock and additional paid-in capital                                  --         73,736,000
      Preferance share issuance costs                                                                        --         (7,530,000)
      Proceeds from issuance of preferance shares                                                            --        100,000,000
      Proceeds from long term debt                                                                           --          5,000,000
      Proceeds from issuance of senior notes                                                                 --        150,000,000
                                                                                           ----------------------------------------
    Net cash provided by financing activities                                                                --        296,773,000
                                                                                           ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

      Investment in Global Crossing LTD.                                                             (1,452,684)                --
      Cash paid for construction in progress and capacity available for sale                                 --       (262,501,000)
                                                                                           ----------------------------------------
    Net cash used in investing activities                                                            (1,452,684)      (262,501,000)
                                                                                           ----------------------------------------
NET INCREASE (DECREASE) IN CASH                                                                      (1,452,684)        36,967,000
CASH AND CASH EQUIVALENTS, beginning of year                                                          1,452,684                  -
                                                                                           ----------------------------------------
                                                                                           ========================================
CASH AND CASH EQUIVALENTS, end of year                                                                       --         36,967,000
                                                                                           ========================================


SUPPLEMENTAL INFORMATION ON NON-CASH OPERATING ACTIVITIES
    (Increase) decrease in operating assets-

      Interest receivable                                                                               123,000                 --
      Other assets and prepaid costs                                                                    892,958                 --
      Deferred finance and organization costs                                                        25,934,021                 --
      Backhaul capacity available for sale                                                           21,200,000                 --
      Construction in progress                                                                      497,318,509                 --
    Increase (decrease) in operating liabilities

      Accounts payable and accrued liabilities                                                       (1,658,399)                --
      Accrued interest and preference share dividends                                                (2,921,854)                --
      Deferred revenue                                                                               (5,325,000)                --
      Current portion of obligations under inland services agreements                               (17,891,000)                --
      Obligations under inland services agreements                                                   (3,009,000)                --
      Accrued construction costs                                                                    (52,003,875)                --
      Current portion of obligations under capital leases                                           (12,297,645)                --
                                                                                           ========================================
                                                                                                    450,361,715                 --
                                                                                           ========================================
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES

      Investment in Global Crossing LTD.                                                            (90,409,227)                --
      Costs incurred for construction in progress and capacity available for sale                            --        305,905,000
      Accrued construction costs                                                                             --        (42,079,000)
      Amortization of deferred finance and organization costs                                                --         (1,325,000)
                                                                                           ========================================
                                                                                                    (90,409,227)       262,501,000

                                                                                           ========================================
SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES

      Restricted cash and cash equivalents                                                           25,275,196                 --
      Long-term debt                                                                               (162,325,000)                --
      Senior notes                                                                                 (150,000,000)                --
      Mandiatorily redeemable preference shares                                                     (90,643,919)                --
      Issuance of Class B common stock for cash on January 21, 1998                                     750,000                 --
      Issuance of Class E common stock for cash on January 21, 1998                                     312,500                 --
      Issuance of Class E common stock for cash on April 22, 1998                                     1,725,179                 --
      Cash reimbursement to certain shareholders                                                     (7,047,044)                --
      Compensation Expense                                                                           21,134,991                 --
      PCG Warrants                                                                                  275,297,009                 --
      Common stock to be issued in exchange for termination of advisory services agreement          135,000,005                 --
      Preference share dividends                                                                     (8,306,433)                --
      Redemption of preference shares                                                               (34,140,067)                --
      Conversion of Class D shares                                                                           (2)                --
      Old GCL Exchange                                                                             (370,607,450)                --
      Equity transactions of Equity Investment                                                        2,169,863                 --
      Common stock distributed to holders of preference shares                                               --            680,000
                                                                                           ========================================
                                                                                                   (361,405,172)           680,000
                                                                                           ========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for taxes                                                                    --                 --
      Cash paid during the year for interest                                                                 --                 --

  The accompanying notes are an integral part of these financial statements.

                           GLOBAL CROSSING LTD., LDC
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

Note 1. Organization

Global Crossing Ltd., LDC ("Old GCL"), formerly GT Parent Holdings LDC, was incorporated as an exempted limited duration company in the Cayman Islands on March 19, 1997 (the date of inception). From March 19, 1997 through May 26, 1998 Old GCL was in the development stage and was engaged in the construction and development of an underwater fiber optic system connecting the United States and Europe ("Atlantic Crossing" or "AC-1 system"). On May 26, 1998, the United States to United Kingdom segment of the AC-1 system was placed into service and Old GCL began generating revenues. During the development stage, Old GCL recognized approximately $101 million in revenues and had minimal operating costs as the costs of construction were capitalized. During the period from March 19, 1997 through June 30, 1998, Old GCL incurred a net loss applicable to common shareholders of approximately $214.5 million. This loss was primarily the result of (1) the termination of an Advisory Services Agreement, dated March 25, 1997 (as amended, the "Advisory Services Agreement") with PCG Telecom with respect to the AC-1 system under which PCG Telecom was entitled to an advisory fee based upon the gross revenues of Atlantic Crossing Ltd. ("ACL"); (2) awards under Old GCL's Stock Incentive Plan; (3) the extraordinary loss on the retirement of Global Telesystems Holdings, Ltd. ("GTH") Senior Notes which were repurchased on May 18, 1998; and (4) the redemption of GTH Preference Shares on June 17, 1998. Old GCL financed its net losses, debt service, capital expenditures and other cash needs through the proceeds of sales of common and preferred equity and the issuance of debt.

Prior to the initial public offering of Global Crossing Ltd. ("New GCL"), all shares of common stock in New GCL, a Bermuda Company, were owned by Old GCL. In August 1998, New GCL declared a stock dividend to Old GCL so that Old GCL held 1.5 shares of common stock of New GCL for each share of common stock of Old GCL outstanding. Pursuant to the terms of the Articles of Association of Old GCL, prior to the initial public offering each holder of Class D shares converted such shares into a fraction of a Class E share based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. In addition, each holder of Class E shares of Old GCL had such E shares converted into Class B shares of Old GCL. Accordingly, each holder of Class D and Class E shares received Class B shares, with the warrants to purchase Class E shares received by former Class D shareholders then cancelled in exchange for warrants ("New GCL Warrants") to purchase shares of common stock of New GCL at an exercise price equal to the initial offering price.

Immediately subsequent to such transactions and prior to the initial public offering, each shareholder of Old GCL, other than CIBC Wood Gundy Capital (SFC), Inc. ("CIBC"), agreed with Old GCL to exchange their interests in Old GCL for shares of common stock of New GCL held by Old GCL at a rate of 1.5 shares of common stock of New GCL per share of common stock of Old GCL (the "Old GCL Exchange"). CIBC did not participate in the Old GCL Exchange and maintains its beneficial ownership position in New GCL through Old GCL. Subsequent to the Old GCL Exchange, each previous shareholder of Old GCL holds an equal proportionate interest in New GCL, with Old GCL becoming wholly owned by CIBC. All shares of common stock in Old GCL, other than the shares owned by CIBC, have been retired.

The pro forma financial statements for Old GCL appearing below give effect to the Old GCL Exchange. Subsequent to the Old GCL Exchange, Old GCL's only asset is its investment in New GCL. Old GCL accounts for its investment in New GCL utilizing the equity basis of accounting. Old GCL does not have any other assets or liabilities and engages in no business activities other than holding New GCL shares.

Old GCL Summarized Pro Forma Financial Statements (in 000's):

                                                                                                         Old GCL
                                                                    Old GCL          Old GCL            Adjusted
                                                                  Historical        Exchange       December 31, 1997
ASSETS                                                         December 31, 1997   (Unaudited)        (Unaudited)
                                                               -----------------------------------------------------
Cash and cash equivalents                                                  1,453         (1,453)               --
Restricted cash and cash equivalents                                      25,275        (25,275)               --
Other assets and prepaid costs                                             1,016         (1,016)               --
Capacity available for sale                                               21,200        (21,200)               --
Construction in progress                                                 497,319       (497,319)               --
Deferred finance and organization costs- net of accumulated
 amortization of $2,247 as of December 31, 1997                           25,934        (25,934)               --
Investment in Global Crossing LTD.                                            --         12,452            12,452
                                                                         -------       --------            -------
     Total assets                                                        572,197       (559,745)           12,452
                                                                         =======       =========           =======
LIABILITIES
Accrued construction costs                                                52,004        (52,004)               --
Accounts payable and accrued liabilities                                   2,939         (2,939)               --
Accrued interest                                                           1,641         (1,641)               --
Deferred revenue                                                           5,325         (5,325)               --
Current portion of long-term debt and lease obligations                   30,189        (30,189)               --
Long-term debt                                                           162,325       (162,325)               --
Senior notes                                                             150,000       (150,000)
Obligations under inland services agreements and capital
leases                                                                     3,009         (3,009)               --
                                                                         -------       --------            -------
     Total liabilities                                                   407,432       (407,432)

MANDATORILY REDEEMABLE PREFERENCE SHARES 109,830 shares
     as of December 31, 1997, $1,000 liquidation per share
     (net of unamortized discount and issuance costs of
     $12,224 and $6,962                                                   90,644        (90,644)               --
STOCKHOLDERS' EQUITY                                                      74,121        (61,669)           12,452
                                                                         -------       --------            -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               572,197       (559,745)           12,452
                                                                         =======       ========            ======
                                                                 Three Months                       Three Months
                                                                    Ended            Old GCL           Ended
                                                              September 30, 1997    Exchange     September 30, 1997
                                                                  (Unaudited)      (Unaudited)      (Unaudited)
                                                              ------------------------------------------------------
   Sales and operating revenue                                                --             --                --
   Operating expenses                                                        669           (669)               --
                                                                         -------       --------            -------
   Operating loss                                                           (669)           669                --
   Equity in earnings of New GCL                                              --           (620)             (620)
   Interest income                                                         1,154         (1,154)               --
                                                                         -------       --------            -------
   Income (loss) before income taxes                                         485         (1,105)             (620)
   Provision for income taxes                                                 --             --                --
                                                                         -------       --------            -------
   NET INCOME (LOSS)                                                         485         (1,105)             (620)
     Preference share dividends                                           (4,177)         4,177                --
                                                                         -------       --------            -------
   Net income (Loss) applicable to
     common stockholder's                                                 (3,692)         3,072              (620)
                                                                         =======       ========            ======


                                                              For the Period                        For the Period
                                                            from March 19,1997                    From March 19, 1997
                                                           (Date of inception)     Old GCL        (Date of inception)
                                                          to September 30, 1997    Exchange      To September 30, 1997
                                                               (Unaudited)       (Unaudited)          (Unaudited)
                                                          -----------------------------------------------------------
   Sales and operating revenue                                             --                --                --
   Operating expenses                                                     811              (811)               --
                                                                      -------        ----------           -------
   Operating loss

                                                                         (811)              811                --
   Equity in earnings of New GCL

                                                                           --            (1,129)            (1,129)
   Interest income

                                                                        2,501            (2,501)                --
                                                                      -------        ----------            -------
   Income (loss) before income taxes                                    1,690            (2,819)            (1,129)


   Provision for income taxes                                              --                --                 --
                                                                      -------        ----------            -------



   NET INCOME (LOSS)                                                    1,690            (2,819)            (1,129)
        Preference share dividends                                     (8,413)            8,413                 --
                                                                      -------        ----------            -------

   Net Loss applicable to
        common stockholder's                                           (6,723)            5,594             (1,129)
                                                                      =======          ========             ======

Note 2. Description of Investment

New GCL is the world's first independent provider of global internet and long distance telecommunications facilities and services utilizing a network of undersea and terrestrial digital fiber optic cable systems. New GCL operates as a "carriers' carrier", providing tiered pricing and segmented products to licensed providers of international internet and telecommunications services. Capacity on New GCL's network is offered to all customers on an open, equal access basis. The first five cable systems under development by New GCL, together with associated terrestrial backhaul capacity, will form an interconnected worldwide high capacity fiber optic network (the "Global Crossing Network") consisting of AC-1; Pacific Crossing ("PC-1"), a system connecting the United States and Asia; Mid-Atlantic Crossing ("MAC"), a system connecting the eastern United States and the Caribbean; Pan American Crossing ("PAC"), a system connecting the Western United States, Central America and the Caribbean, and Pan European Crossing ("PEC"), a 7,200 kilometer terrestrial system connecting 18 European cities to each other and to the undersea systems. The undersea component of the Global Crossing Network initially will total 51,300 kilometers.

Note 3. Basis of Presentation

The accompanying unaudited interim condensed financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and for the three months ending September 30, 1997, and the period from March 19, 1997 ( Date of Inception) to September 30, 1997 include the accounts of Old GCL. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying unaudited financial statements do not include all footnotes and certain financial presentation normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Old GCL's Registration Statement on Form S-4 (Registration No. 333 - 61457).

Note 4. Guarantee

Old GCL is a guarantor of senior notes issued by Global Crossing Holdings Ltd. ("Holdings"). Holdings is a wholly owned subsidiary of New GCL. In May, 1998 Holdings issued $800 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are guaranteed on a senior unsecured basis by Old GCL and New GCL.

Note 5. Gain on Initial Public Offering

Old GCL has recognized a gain in connection with the initial public offering of New GCL of approximately $54 million. No income taxes have been provided for this gain as Old GCL is not subject to direct taxation in the Cayman Islands.

Note 6. Pending and New Accounting Standards

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 54, "Reporting Comprehensive Income"
("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. There was no impact to the financial statements due to the adoption of SFAS 130 in the first nine months of 1998. Management does not expect the impact of the adoption of SFAS 131 on the Company's financial position or results of operations to be material.

The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which is effective for periods beginning after June 15, 1999. Management does not expect the impact of the adoption of SFAS 133 on the Company's financial position or results of operations to be material

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Old GCL's only asset is its investment in New GCL. Old GCL has no other assets or liabilities and engages in no other business activities. Old GCL's results of operations reflect only its share of the results of operations of New GCL on an equity accounting basis.

Old GCL is filing this Form 10-Q as a guarantor of the Senior Notes issued by Holdings, a wholly owned subsidiary of New GCL. Prior to the Old GCL Exchange, as discussed in Item 1 above, the business and operations of New GCL were conducted through Old GCL. Subsequent to the Old GCL Exchange, Old GCL and New GCL each present their own separate financial statements in their annual and quarterly reports filed with the SEC. As such, the comparable prior period financial information for New GCL is not discussed herein. Management of Old GCL assumes no responsibility for the financial information of New GCL.

Results of Operations for the Three Months ended September 30, 1998 and September 30, 1997

For the three months ended September 30, 1998, Old GCL recorded income from its investment in New GCL of approximately $2.6 million. This income represents Old GCL's equity in the earnings of New GCL based on the equity method of accounting. For the reasons that have been previously discussed, management has concluded that providing comparative information is not relevant.

For the three months ended September 30, 1998, New GCL reported sales and operating revenues of approximately $117.7 million, expenses of approximately $85.7 million, operating income of approximately $32 million, income before income taxes and extraordinary item of approximately $22.6 million and net income of approximately $15 million. For the reasons that have been previously discussed, management has concluded that providing comparative information is not relevant.

Results of Operations for the Nine Months ended September 30, 1998 and the Period from March 19, 1997 (date of inception) to September 30, 1997

For the nine months ended September 30, 1998, Old GCL recorded a net loss from its investment in New GCL of approximately $24.2 million. For the reasons that have been previously discussed, management has concluded that providing comparative information is not relevant.

For the nine months ended September 30, 1998, New GCL reported sales and operating revenues of approximately $218.9 million, expenses of approximately $314.4 million, operating loss of approximately $95.5 million, loss before income taxes and extraordinary item of approximately $107.9 million, net loss of approximately $143.9 million, and net loss applicable to common shareholders of approximately $186.4 million. For the reasons that have been previously discussed, management has concluded that providing comparative information is not relevant.

Balance Sheet as of September 30, 1998

As of September 30, 1998, Old GCL reported total assets of $120.3 million, total liabilities of 0 and total stockholder's equity of $120.3 million.

As of September 30, 1998, New GCL reported total assets of approximately $2,054.9 million, total liabilities of approximately $1,338.3 million and total stockholders' equity of approximately $716.6 million.

Liquidity and Capital Resources

Not applicable

Year 2000 Compliance

Old GCL believes that its computer information systems will enable it to process transactions relating to Year 2000 and beyond and that its computer systems will not be adversely affected.

In the event that New GCL does not successfully achieve Year 2000 compliance, Old GCL's business could be adversely affected.

Information Regarding Forward-Looking Statements

Not applicable

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Part II. Other Information

Item 1. Legal Proceedings

Old GCL is not presently subject to any material legal claims or proceedings.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Notes

Not applicable

Item 4. Submission of Matters to A Vote of Security Holders

Not applicable

Item 5. Other Information

Any proposal of a security holder intended to be presented at the Company's 1999 Annual Meeting of Stockholders and to be included in the related proxy statement must be received at the Company's principal executive offices on or before December 15, 1998.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                  (27) Financial Data Schedule

         (b) Reports on Form 8-K
                  Not applicable

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GLOBAL CROSSING LTD., LDC

Date                     Signature                  Title
----                     ---------                  -----

November 16, 1998        /s/ Jay R. Levine          Principal Financial and
-----------------        -------------------        Principal Accounting Officer
                         Jay R. Levine