Form 10-K
period 1998-12-31
GLOBAL CROSSING CAYMAN LTD
filed 1999-04-01
CIK 1071189

                                                               DRAFT 3/26/99

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K
                                   ---------

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 .

                         Commission file number:  333-61457-08

                          GLOBAL CROSSING (CAYMAN) LTD.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            CAYMAN ISLANDS                         98-0167638
          ------------------------------------------------------------
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)

                  c/o CIBC BANK & TRUST COMPANY (CAYMAN) LIMITED
                  P.O.BOX 694GT
                  EDWARD STREET
                  GEORGETOWN, GRAND CAYMAN
                  CAYMAN ISLANDS
                    (345)949-8666
          ------------------------------------------------------------
          (Address, Including Zip Code, and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
               Title of Each Class                 on Which Registered
               -------------------                ---------------------
                     None



Securities registered pursuant to Section 12(g) of the Act:

                                      None
          ------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [x]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At March 31, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of March 31, 1999, the registrant had outstanding 2,630,943 shares of Class A Common Stock, par value $0.000001 per share; 906,605 shares of Class B Common Stock, par value $0.000001 per share; and 19,427,281 shares of Class C Common Stock, par value $0.000001 per share.

==============================================================

                                    PART I

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      We have included certain "forward-looking statements" in this Form 10-K. These statements describe our attempt to predict future occurrences. We use the word "believe" "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Forward-looking statements are subject to risks, assumptions and uncertainties. If any of these risks or uncertainties materialize (or fail to materialize), or if the underlying assumptions prove incorrect, actual results may differ materially from those projected in the forward-looking statements.

Item 1.  Business.

     (a)  General Development of the Business
     Global Crossing (Cayman) Ltd. ("Old GCL" or the "Company"), formerly GT Parent Holdings LDC and thereafter Global Crossing Ltd. LDC, was incorporated as an exempted limited duration company in the Cayman Islands on March 19, 1997 (date of inception). On March 23, 1999, the Company changed its form of organization to a company limited by shares incorporated in the Cayman Islands. From March 19, 1997 through May 26, 1998, the Company was in the development stage and served as the holding company for certain subsidiaries that were engaged in the construction and development of certain underwater fiber optic systems connecting the United States and Europe ("Atlantic Crossing" or "AC-1 system").

Prior to the initial public offering of Global Crossing Ltd. ("New GCL"), all shares of common stock in New GCL, a Bermuda Company, were owned by the Company. In August 1998, New GCL declared a stock dividend so that the Company held 1.5 shares of common stock of New GCL for each share of outstanding common stock of the Company. Pursuant to the terms of the Articles of Association of the Company, prior to the initial public offering each holder of Class D shares converted such shares into a fraction of a Class E share based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. In addition, each holder of Class E shares of the Company had such E shares converted into Class B shares of the Company. Accordingly, each holder of Class D and Class E shares received Class B shares, with the warrants to purchase Class E shares received by former Class D shareholders then cancelled in exchange for warrants ("New GCL Warrants") to purchase shares of common stock of New GCL at an exercise price equal to the initial offering price.

Immediately subsequent to such transactions and prior to the initial public offering, each shareholder of the Company, other than CIBC Wood Gundy Capital
(SFC), Inc. ("SFC"), agreed with the Company to exchange their interests in the Company for shares of common stock of New GCL held by the Company at a rate of
1.5 shares of common stock of New GCL per share of common stock of the Company (the "Company Exchange"). SFC did not participate in the Company Exchange. Subsequent to the Company Exchange, each previous shareholder of the Company holds an equal and proportionate interest in New GCL, with the Company becoming wholly owned by SFC. All shares of common stock in the Company, other than the shares owned by SFC and one Class C share held by CIBC Capital
Partners (Cayman) No. 1, have been retired.

On May 13, 1998, the Company, together with New GCL and certain subsidiaries of Global Crossing Holdings Ltd. ("GCH"), a Bermuda company and operating wholly-owned subsidiary of New GCL, entered into a Purchase Agreement with GCH and certain initial purchasers pursuant to which it guaranteed payment and performance obligations under GCH's 9 5/8% Senior Notes (the "Restricted Notes"). The Restricted Notes were exchanged for registered Senior Notes (the "Senior Notes") under an Exchange Offer initiated in October, 1998. The terms of the Senior Notes are identical in all material respects to those of the Restricted Notes, except for certain transfer restrictions and registration rights related to the Restricted Notes and except for certain interest provisions related to such registration rights. The Company, together with New GCL and certain subsidiaries of GCH jointly and severally guaranteed the payment and performance obligations of GCH under the Senior Notes (the "Guarantee"). The Company is filing this 10-K as a guarantor of the Senior Notes.

Each share of Common Stock of New GCL ("New GCL Common Stock") has one vote, except that if, and so long as, the Controlled Shares (as defined below) of any person constitute more than 9.5% (or, in the case of Canadian Imperial Bank of Commerce ("CIBC") and certain of its affiliates, including the Company collectively, 35%) of the voting power of the outstanding shares, including New GCL Common Stock (an "Over-the-Threshold Common Stockholder"), the voting rights with respect to the Controlled Shares owned by such person will be limited, in the aggregate, to a voting power of 9.5%, pursuant to a formula set forth in the Bye-Laws of New GCL ("GCL Bye-laws"). The votes that could be cast by Over-the-Threshold Common Stockholders but for the restrictions on voting rights described above will be allocated to the other holders of New GCL Common Stock, pro rata based upon the number of shares of New GCL Common Stock held by all other holders of New GCL Common Stock, subject only to the further limitation that no stockholder allocated any such voting rights may exceed the applicable limitation set forth above as a result of such allocation. "Controlled Shares" includes, among other things, all shares of New GCL Common Stock that a person is deemed (i) to own directly, indirectly or constructively pursuant to Section 958 of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) to beneficially own directly or indirectly as a result of the possession of sole or shared voting power within the meaning of Section 13(d) of the Exchange Act of 1934, as amended (the "Exchange Act") ,and the rules and regulations promulgated thereunder.

New GCL, the Company, Pacific Capital Group, Inc. ("PCG"), GKW Unified Holdings, LL ("GKW"), certain affiliates of CIBC, Continental Casualty Company, MRCo, Inc. and certain other shareholders of New GCL (including certain of New GCL's officers and directors and their affiliates) (collectively, the "Existing Holders") have entered into a Stockholders Agreement (the "Stockholders Agreement") and a Registration Rights Agreement. The Stockholders Agreement contains certain restrictions on the transfer or other disposition by such affiliates of CIBC (including the Company) of shares of New GCL Common Stock. Pursuant to the Stockholders Agreement, New GCL has been granted a right of first refusal on certain private transfers by the Existing Holders during the first two years after the consummation of the initial public offering of common stock of New GCL. In addition, subject to the exceptions set forth in the Stockholders Agreement, certain of the Existing Holders have rights ("tag-along rights") permitting such shareholder to participate, on the same terms and conditions, in certain transfers of shares by other Existing Holders as follows:
(i) PCG, GKW and certain affiliates of CIBC (including the Company) (and their affiliates and permitted transferees) shall have the right to participate in any transaction initiated by any of them to transfer 5% or more of the outstanding securities of New GCL and (ii) PCG, GKW, certain affiliates of CIBC (including the Company), Continental Casualty Company and MRCo, Inc. (and their affiliates and permitted transferees) shall have the right to participate in any transaction initiated by any of them to transfer any securities of New GCL which transaction would result in a change of control of New GCL.

Pursuant to the Registration Rights Agreement, the Existing Holders have certain demand and piggyback registration rights and receive indemnification and, in certain circumstances, expense reimbursement from New GCL in connection with such registration.

Frontier Transaction

On March 16, 1999, New GCL entered into a definitive agreement and plan of merger with Frontier Corporation, a New York corporation ("Frontier"). The board of directors of each company has approved the merger. In this all-stock transaction, the number of shares of New GCL Common Stock to be exchanged for each Frontier share under the contemplated plan will be determined by dividing $62.00 by a volume weighted average of trading prices for New GCL Common Stock for a pricing period prior to the closing, subject to a minimum of
1.0919 shares and a maximum of 1.7939 shares of New GCL Common Stock for each Frontier share. Frontier may terminate the merger if the applicable price of New GCL Common Stock is less than $34.56 unless New GCL then agrees to provide additional merger consideration in the form of additional shares of New GCL Common Stock or cash to ensure that Frontier shareholders receive $62 of value for each Frontier share. The merger is intended to qualify as a tax-free reorganization and is expected to be accounted for as a purchase. Completion of the transaction is anticipated to occur during the third quarter of 1999. The transaction is subject to the majority vote of the shareholders of New GCL and the vote of two-thirds of the common shareholders of Frontier and to other customary conditions, such as receipt of regulatory approvals. Shareholders of New GCL, including affiliates of CIBC (including the Company), representing more than a majority of the voting power of New GCL Common Stock have agreed to vote in favor of the transaction.

         (b)  Financial Information about Industry Segments
         The Company engages in no business activities other than holding New GCL shares and accordingly has no industry segments.

         (c)  Narrative Description of Business
         Subsequent to the Company Exchange, the Company's only asset is its investment in New GCL. The Company does not have any other material assets or liabilities and engages in no business activities other than holding New GCL shares and the Guarantee.

Item 2.  Properties.
The Company does not have any properties.

Item 3. Legal Proceedings.
The Company is not currently subject to any material legal claims or proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Not applicable


Item 6.  Selected Financial Data.

The selected financial data as of December 31, 1998 and 1997, for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997, respectively, are derived from the audited financial statements and should be read in conjunction with the audited financial statements and notes included in this Form 10-K.

Statement of Operations Data

                                                                                               For the Period from
                                                                        Year Ended                March 19, 1997
                                                                       December 31,            (date of inception)
                                                                          1998                 to December 31, 1997
                                                                       ------------            -------------------

SALES AND OPERATING REVENUES                                           $          -                 $            -

EXPENSES
         Sales and marketing                                                      -                      1,444,000
         General and administrative                                         771,543                      1,657,000
                                                                       ------------                 --------------

                                                                            771,543                      3,101,000
                                                                       ------------                 --------------

OPERATING LOSS                                                             (771,543)                    (3,101,000)

Equity in loss of Global Crossing Ltd.                                  (17,952,007)                             -

INTEREST INCOME                                                                   -                      2,940,644
                                                                       ------------                 --------------

INCOME (LOSS) BEFORE INCOME TAXES                                       (18,723,550)                      (160,356)

GAIN FROM INITIAL PUBLIC OFFERING                                        59,523,779                              -

PROVISION FOR INCOME TAXES                                                        -                              -
                                                                       ------------                 --------------
NET INCOME (LOSS)                                                        40,800,229                       (160,356)

Preferred stock dividends                                                         -                    (12,689,923)
                                                                       ------------                 --------------

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDER (S)                                                 $ 40,800,229                 $  (12,850,279)
                                                                       ============                 ==============

EARNINGS (LOSS) PER SHARE                                                     $0.37                         $(0.04)
                                                                       ============                 ==============

Balance Sheet Data:

                                                                      December 31, 1998               December 31, 1997
ASSETS

Current Assests:
          Cash and cash equivalents                                       $          -                      $1,452,684
          Restricted cash and cash equivalents                                       -                      25,275,196
          Investment in Global Crossing Ltd.                               129,809,904                               -
          Other assets and prepaid costs                                             -                       1,015,958
                                                                         -------------                    ------------
                                                                           129,809,904                      27,743,838

Capacity available for sale                                                          -                      21,200,000
Construction in progress                                                             -                     497,318,509
Deferred finance and organization costs (note of accumulated
amorization of $2,247,000 as of December 31, 1997)                                   -                      25,934,021
                                                                          ------------                    ------------
Total assets                                                              $129,809,904                    $572,196,368
                                                                          ============                    ============
LIABILITIES

Current liabilities:
            Accrued construction costs                                               -                      52,003,875
            Accounts payable and accrued liabilities                           145,623                       1,658,399
            Accrued interest                                                         -                       1,640,854
            Deferred revenue                                                         -                       5,325,000
            Current portion of obligations under inland services agreements
            and capital leases                                                       -                      30,188,645
            Due to Parent                                                      625,920                               -
                                                                             ---------                     -----------
                                                                             $ 771,543                      90,816,773

Long-term debt                                                                       -                     162,325,000
Senior notes                                                                         -                     150,000,000
Obligations under inland service agreements and capital leases                       -                       3,009,000
                                                                             ---------                     -----------

Total liabilities                                                              771,543                     406,150,773

MANDATORILY REDEEMABLE PREFERRED STOCK
(109,830 shares as of December 31, 1997, $1,000 liqidation per share including $1,281,000 in accrued dividends and net of unamortized
discount and issuance costs of $12,224,000 and $6,962,000, respectively)             -                      91,924,919

STOCKHOLDER'S(S') EQUITY

Class A common stock, 2,630,943 and 31,102,950 issued as of                           2                             20
December 31, 1998 and December 31, 1997, respectively
Class B common stock, 906,605 and 50,625,000 issued as of                             1                             34
December 31, 1998 and December 31,1997 respectively
Class C common stock, 0 and 33,088,200 issued as of                                  19                             34
December 31, 1998 and December 31,1997, respectively                                  -                             22
Additional paid-in capital                                                   88,278,247                     74,280,922
Retained earnings (deficit)                                                  40,760,092                       (160,356)
                                                                           ------------                    -----------
Total stockholder's(s') equity                                              129,038,361                     74,120,676
                                                                           ------------                   ------------
Total liabilities and stockholder's(s') equity                             $129,809,904                   $572,196,368
                                                                           ============                   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's only asset is its investment in New GCL. The Company has no other material assets or liabilities and engages in no other business activities, other than the Guarantee. Old GCL's results of operations primarily reflect its share of the results of operations of New GCL on an equity accounting basis.

The Company is filing this Form 10-K as a guarantor of the Senior Notes issued by GCH, a wholly owned subsidiary of New GCL. Prior to the Old GCL Exchange, as discussed in Item 1 above, the business and operations of New GCL were conducted through Old GCL. Subsequent to the Old GCL Exchange, Old GCL and New GCL each present their own separate financial statements in their annual and quarterly reports filed with the SEC. As such, the comparable prior period financial information for New GCL is not discussed herein. Management of the Company assumes no responsibility for the financial and other information of New GCL.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

For the year ended December 31,1998, the Company reported net income applicable to common stockholder of $40.8 million. This is derived from the gain from the initial public offering of $59.5 million, offset by the equity in loss of New GCL of approximately $18 million. For the reasons that have been previously discussed, management has concluded that providing comparative information is not relevant.

For the year ended December 31, 1998, New GCL reported sales and operating revenues of approximately $424 million and expenses of approximately $444 million. The $444 million primarily includes approximately $179 million of expense related to cost of capacity sold and $140 million relating to the termination of the Advisory Services Agreement. New GCL had an operating loss of approximately $20 million, loss before provision for income taxes and extraordinary item of approximately $35 million, net loss of approximately $88 million, and net loss applicable to common shareholders of approximately $135 million. For the reasons that have been previously discussed, management has concluded that providing comparative information is not relevant.

BALANCE SHEET AS OF DECEMBER 31, 1998

As of December 31, 1998, The Company reported total assets of $130 million, all of which relates to its investment in New GCL. The Company has total liabilities of $.8 million and total stockholder's equity of $129 million.

As of December 31, 1998, New GCL reported total assets of approximately $2.6 billion. The significant assets which comprise total assets are cash and cash equivalents of $807 million, $368 million of restricted cash and cash equivalents, $575 million of capacity available for sale, $428 million of construction in progress, and a $177 million investment in affiliates. The total liabilities of approximately $1.4 billion are primarily comprised of $129 million of accrued construction costs, $270 million of long term debt, and $796 million of senior notes. Total stockholders' equity is approximately $774 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Liquidity and Capital Resources

The shares of New GCL Common Stock held by the Company are "restricted shares" as that term is defined in Rule 144 under the Securities Act of 1933, as amended, and as such may not be sold except pursuant to an effective registration statement under the Securities Act or in compliance with Rule 144 or another duly available exemption under the Securities Act. The shares held by the Company are subject to additional restrictions on transfer or other disposition pursuant to the Stockholders Agreement. As this investment in New GCL represents its principal asset, the Company is reliant upon its Parent, SFC, for funding its operating expenses. SFC has provided this funding through an advance which approximated $626,000 at December 31, 1998. The Company will continue to rely upon SFC to advance funds to meet its financing requirements.

Regarding the Company's investment in New GCL, because the cost of developing and constructing New GCL's systems, operating New GCL's business depends on a variety of factors (including New GCL's ability to successfully negotiate construction supply contracts at favorable prices, New GCL's ability to generate sufficient sales, changes in the competitive environment of the markets New GCL serves, the levels of participation by New GCL's joint venture partners, and changes in technology), actual costs and revenues may vary, possibly materially, from expected amounts. Such variations may impact New GCL's future capital requirements. The development of additional systems, which New GCL may pursue, would lead to additional future capital requirements.

YEAR 2000 COMPLIANCE

The Company believes that its computer information systems will enable it to process transactions relating to Year 2000 and beyond and that its computer systems will not be adversely affected.

In the event that New GCL does not successfully achieve Year 2000 compliance, the Company's business could be adversely affected.

See the index on page F-1, Index to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth certain information concerning directors of the Company as of March 31, 1999.

Name                                  Age         Positions and Offices Held
----                                  ---         --------------------------

Evan Charles Burtton                  48             Director as of 3/23/99

Michael Francis Benedict Gillooly     51             Director as of 3/23/99

Christopher Francis Richmond          52             Director as of 3/23/99


There are no other executive officers or other significant employees.

Business Experience, Directorships:

Evan Charles Burtton

         Evan Charles Burtton has been a Director and Financial Controller with CIBC Bank and Trust Company (Cayman) Limited since June 1994 and a Director and Financial Controller for CIBC Holdings (Cayman) Limited since March, 1990. Both CIBC Bank and Trust Company (Cayman) Limited and CIBC Holdings (Cayman) Limited, located at P.O. Box 694, CIBC Building, Edward Street, George Town, Grand Cayman, Cayman Islands, are affiliates of the Company. Mr. Burtton is a chartered accountant and is, in connection with his employment, a director of a number of licensed banks, mutual funds and investment holding companies, none of which are subject to reporting requirements under sections 12 or 15(d) of the Securities Exchange Act of 1934, as amended, or registered under the Investment Company Act of 1940, as amended.

Michael Francis Benedict Gillooly

         Michael Francis Benedict Gillooly has been a Director at each of CIBC Bank and Trust Company (Cayman) Limited and CIBC Holdings (Cayman) Limited since September, 1990. Mr. Gillooly is, in connection with his employment, a director of a number of licensed banks, mutual funds and investment holding companies, none of which are subject to reporting requirements under sections 12 or 15(d) of the Securities Exchange Act of 1934, as amended, or registered under the Investment Company Act of 1940, as amended.

Christopher Francis Richmond

         Christopher Francis Richmond has been a Managing Director at CIBC
Bank and Trust Company (Cayman) Limited since May, 1998, and has been a Managing Director at CIBC Trust Company (Bahamas) Limited since November 1985. Mr. Richmond is a chartered accountant. In connection with his employment, Mr. Richmond is a director of a number of licensed banks, mutual funds and investment holding companies, none of which are subject to reporting requirements under sections 12 or 15(d) of the Securities Exchange Act of 1934, as amended, or registered under the Investment Company Act of 1940, as amended.

Item 11.  Executive Compensation.

Not applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As indicated in Item 1 above, 100% of the voting securities of Old GLC, other than the one Class C share held by CIBC Capital Partners (Cayman) No. 1, are directly held by CIBC Wood Gundy Capital (SFC) Inc., 161 Bay Street, Toronto, Ontario M5J 258. Canadian Imperial Bank of Commerce, with principal offices at BCE Place, 161 Bay Street, Toronto, Ontario M5J 2S8, may be deemed the beneficial owner of the securities held by CIBC Wood Gundy Capital (SFC) Inc., its wholly owned subsidiary.

The following sets forth the ownership by management as of March 23, 1999, of Common Shares of Canadian Imperial Bank of Commerce, the ultimate parent of the Company:

                                         Amount and nature of
Name                                     beneficial ownership                    Percent of class
----                                     --------------------                    ----------------
Evan Charles Burtton                     500 shares held directly                        *
                                         and 2,780 shares held indirectly**

Michael Francis Benedict Gillooly        848 shares indirectly held**                    *

Christopher Francis Richmond             4,500 shares indirectly held**                  *

* Represents beneficial ownership of less than 1%.
** Indirectly held shares are owned through an employee stock purchase plan.

Item 13.  Certain Relationships and Related Transactions.

SFC has paid for certain expenses and other investing transactions in the amount of approximately $626,000 on behalf of the Company. These amounts due to SFC are non-interest bearing and have no specific terms of repayment. In addition, certain administrative and other services are provided to the Company by CIBC without charge.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  List of Financial Statements, Financial Statement Schedules and
          Exhibits:

1. Financial Statements - Included in Part II of this Form 10-K:

                  Balance Sheets as of December 31, 1998 and 1997

                  Statements of Operations for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997

                  Statements of changes in Stockholder's(s') Equity for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997.

                  Statements of Cash Flows for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997

                  Notes to Financial Statements

2.        Financial Statement Schedules:

                  See Exhibit 27.

3.  Exhibit Index:


                                     Exhibit
                                     -------

Exhibit
Number
------

3.1 Memorandum & Articles of Association (As Amended and Restated by Special Resolution dated March 23, 1999)

10.1(a) Indenture, dated as of May 18, 1998, between Global Crossing Holdings Ltd. and United States Trust Company of New York, as Trustee.

10.2(b) Form of Stockholders Agreement among Global Crossing Ltd. and the investors named therein.

10.3(b) Form of Registration Rights Agreement among Global Crossing Ltd. and the investors named therein.

10.4(c) Voting Agreement, dated March 16, 1999, among certain shareholders of Global Crossing Ltd., parties thereto, Frontier Corporation and, for certain purposes only, Global Crossing Ltd..

23.1      Consent of Arthur Andersen LLP.

27        Financial Data Schedule

(a) Incorporated by reference to Global Crossing Holdings Ltd. Registration Statement on S-4 (File No. 333-61457)

(b) Incorporated by reference to Global Crossing Ltd. Registration Statement on Form S-1 (File No. 333-53393).

(c) Incorporated by reference to Global Crossing Ltd. Current Report on Form 8-K filed on March 19, 1999.

     (b)  Reports on Form 8-K.

        The Company filed no Current Reports on Form 8-K during the last quarter of the period covering this report:

     (c)  See Item 14(a)(3) above.

     (d)  See Item 14(a)(2) above.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders.

                        INDEX TO FINANCIAL STATEMENTS

                         GLOBAL CROSSING (CAYMAN) LTD.

                     (Formerly Global Crossing Ltd., LDC)

                                                                                       Page
Report of Independent Public Accountants                                                F-2

Balance Sheets as of December 31, 1998 and 1997                                         F-3

Statements of Operations for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31,
1997                                                                                    F-4

Statements of changes in Stockholder's(s') Equity for the year ended December
31, 1998 and for the period from March 19, 1997 (Date of Inception) to
December 31, 1997                                                                       F-5

Statements of Cash Flows for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997
                                                                                        F-6

Notes to Financial Statements                                                           F-8


                             ARTHUR ANDERSEN LLP

                                                            --------------------
                                                            Harbour Centre
                                                            PO Box 1929
                                                            Grand Cayman
                                                            Cayman Islands BWI

                   Report of Independent Public Accountants

To Global Crossing (Cayman) Ltd.
(formerly Global Crossing Ltd., LDC):

We have audited the accompanying balance sheets of Global Crossing (Cayman) Ltd. (a Cayman Islands incorporated company) (formerly Global Crossing Ltd., LDC) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholder's (stockholders') equity and cash flows for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Crossing (Cayman) Ltd. (formerly Global Crossing Ltd., LDC) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997 in conformity with accounting principles generally accepted in the United States.

* /s/ Arthur Andersen LLp

Grand Cayman, B.W.I.
March 26, 1999

      GLOBAL CROSSING (CAYMAN) LTD. (formerly GLOBAL CROSSING LTD., LDC)
                                 BALANCE SHEETS
                  AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                                                             December 31, 1998           December 31, 1997
                                                                             -----------------           -----------------
ASSETS

Current assets:
         Cash and cash equivalents                                           $               -             $     1,452,684
         Restricted cash and cash equivalents                                                -                  25,275,196
         Investment in Global Crossing Ltd.                                        129,809,904                           -
         Other assets and prepaid costs                                                      -                   1,015,958
                                                                             -----------------           -----------------
                                                                                   129,809,904                  27,743,838

Capacity available for sale                                                                  -                  21,200,000
Construction in progress                                                                     -                 497,318,509
Deferred finance and organization costs (net of accumulated
    amortization of $2,247,000 as of December 31, 1997)                                      -                  25,934,021
                                                                             -----------------           -----------------

Total assets                                                                 $     129,809,904             $   572,196,368
                                                                             =================           =================

LIABILITIES

Current liabilities:
         Accrued construction costs                                          $               -             $    52,003,875
         Accounts payable and accrued liabilities                                      145,623                   1,658,399
         Accrued interest                                                                    -                   1,640,854
         Deferred revenue                                                                    -                   5,325,000
         Current portion of obligations under inland services agreements
         and capital leases                                                                  -                  30,188,645
         Due to Parent                                                                 625,920                           -
                                                                             -----------------           -----------------
                                                                                       771,543                  90,816,773

Long-term debt                                                                               -                 162,325,000
Senior notes                                                                                 -                 150,000,000
Obligations under inland service agreements and capital leases                               -                   3,009,000
                                                                             -----------------           -----------------

Total liabilities                                                                      771,543                 406,150,773
                                                                             -----------------           -----------------

MANDATORILY REDEEMABLE PREFERRED STOCK
(109,830 shares as of December 31, 1997, $1,000 liquidation per share including $1,281,000 in accrued dividends and net of unamortized
discount and issuance costs of $12,224,000 and $6,962,000, respectively)                      -                  91,924,919
                                                                             -----------------           -----------------

STOCKHOLDER'S(S') EQUITY

         Class A common stock, 2,630,943 and 31,102,950 issued as of
             December 31, 1998 and December 31, 1997, respectively                           2                          20
         Class B common stock, 906,605 and 50,625,000 issued as of
             December 31, 1998 and December 31, 1997, respectively                           1                          34
         Class C common stock, 19,427,281 and 50,625,000 issued as of
             December 31, 1998 and December 31, 1997, respectively                          19                          34
         Class D common stock, 0 and 33,088,200 issued as of
             December 31, 1998 and December 31, 1997, respectively                           -                          22
         Additional paid-in capital                                                 88,278,247                  74,280,922
         Retained earnings (deficit)                                                40,760,092                   (160,356)
                                                                             -----------------           -----------------

Total stockholder's(s') equity                                                     129,038,361                  74,120,676
                                                                             -----------------           -----------------

Total liabilities and stockholder's(s') equity                               $     129,809,904             $   572,196,368


-----------------------
The accompanying notes are an integral part of these financial statements.

  GLOBAL CROSSING (CAYMAN) LTD. (formerly GLOBAL CROSSING LTD., LDC)
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                AND FOR THE PERIOD FROM MARCH 19, 1997
                    (DATE OF INCEPTION) TO DECEMBER 31, 1997
                    ----------------------------------------

                                                                                 For the Period from
                                                                                   March 19, 1997
                                                        Year Ended               (date of inception)
                                                     December 31, 1998           to December 31, 1997
                                                     -----------------           --------------------
SALES AND OPERATING REVENUES                         $               -               $              -

EXPENSES
         Sales and marketing                                         -                      1,366,000
         Network development                                         -                         78,000
         General and administrative                            771,543                      1,657,000
                                                     -----------------           --------------------
                                                               771,543                      3,101,000
                                                     -----------------           --------------------
OPERATING LOSS                                                (771,543)                    (3,101,000)


Equity in loss of Global Crossing Ltd.                     (17,952,007)                            -

INTEREST INCOME                                                      -                      2,940,644
                                                     -----------------           --------------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND GAIN
   FROM INITIAL PUBLIC OFFERING                            (18,723,550)                      (160,356)

GAIN FROM INITIAL PUBLIC OFFERING                           59,523,779                             -

PROVISION FOR INCOME TAXES                                           -                             -
                                                     -----------------           --------------------

NET INCOME (LOSS)                                           40,800,229                       (160,356)

Preferred stock dividends                                            -                    (12,689,923)
                                                     -----------------           --------------------

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDER(S)                                $      40,800,229               $    (12,850,279)
                                                     =================           ====================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED        $            0.37               $          (0.04)
                                                     =================           ====================

SHARES USED IN COMPUTING BASIC AND DILUTED
   EARNINGS (LOSS) PER SHARE                               111,197,595                    325,773,934
                                                     =================           ====================



-----------------------
The accompanying notes are an integral part of these financial statements.

      GLOBAL CROSSING (CAYMAN) LTD. (formerly GLOBAL CROSSING LTD., LDC)
               STATEMENTS OF CHANGES IN STOCKHOLDER'S(S') EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                    AND FOR THE PERIOD FROM MARCH 19, 1997
                   (DATE OF INCEPTION) TO DECEMBER 31, 1997


                                                                    Common Stock
--------------------------------------------------------------------------------------------------------------------------------

                                            Class A        Class B        Class C        Class D        Class E        Amount

--------------------------------------------------------------------------------------------------------------------------------
Issuance of Class A common stock for
    cash in March 1997                    11,250,000               -              -              -              -      $    7
Class A common stock distributed for
    nil consideration to the initial
    purchaser of preference shares
    in March 1997                        19,852,950               -              -              -              -          13
Issuance of Class B common stock for
    cash in March 1997                             -      50,625,000              -              -              -          34
Issuance of Class C common stock for
    cash in March 1997                             -               -     50,625,000              -              -          34
Issuance of Class D common stock for
    cash to certain Class B
    shareholders in March 1997                     -                -              -     33,088,200              -          22
Costs incurred related to the issuance
    of common stock                                -                -              -              -              -           -
Preferred stock dividends                          -                -              -              -              -           -
Net loss for the period                            -                -              -              -              -           -
                                         -----------     ------------   -----------     ----------      ---------      ---------
Balance, December 31, 1997                31,102,950      50,625,000     50,625,000     33,088,200              -       $ 110

Issuance of Class B common stock for
    cash in January 1998                           -          450,000              -              -              -           -
Issuance of Class E common stock for
    cash in January 1998                                            -              -              -        187,500           -
Issuance of Class E  common stock for
    cash in April 1998                             -                -              -              -        150,000           -
Cash reimbursement to certain
    shareholders                                   -                -              -              -              -           -
Unearned compensation                              -                -              -              -              -           -
Compensation Expense                               -                -              -              -              -           -
PCG Warrants                                       -       12,203,170              -              -              -           9
Common stock issued in exchange
    for termination of advisory
    services agreement                             -        7,105,263              -              -              -           5
Preferred stock dividends                          -                -              -              -              -           -
Redemption of preferred stock                      -                -              -              -              -           -
TDC Exchange                                       -                -              -              -              -           -   (
Conversion of Class D shares                       -                -              -    (33,088,200)    30,534,017          (2)
Old GCL Exchange                         (28,472,007)     (69,476,828)   (31,197,719)             -    (30,871,517)       (100)
Retirement of treasury shares                      -                -              -              -              -           -
Equity transaction of
   Equity Investment                               -                -              -              -              -           -
Net income for the year ended
    December 31, 1998                              -                -              -              -              -           -
                                         -----------     ------------   -----------     ----------      ---------      ---------

Balance, December 31, 1998                 2,630,943          906,605     19,427,281              -              -       $     22
                                       =============    =============  =============  =============  ============= ==============
                                         Class A(1)        Class B(1)     Class C(1)     Class D(1)   Class E(1)  Undesignated(1)
                                      -------------    -------------  -------------  -------------  ------------- --------------
Authorized as of December 31, 1997
and 1998                              1,000,000,000    1,000,000,000  1,000,000,000  3,000,000,000  1,000,000,000 43,000,000,000
                                      =============    =============  =============  =============  ============= ==============
(1) Par value is $.000001 per share.


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                          Treasury            Additional         Unearned         Retained         Stockholder's
                                            Stock              Paid-In         Compensation       Earnings        (Stockholders')
                                                               Capital                            (Deficit)            Equity
---------------------------------------------------------------------------------------------------------------------------------
Issuance of Class A common stock for
cash in March 1997                      $          -           $ 7,499,993      $         -       $        -        $   7,500,000
Class A common stock distributed for
nil consideration to the initial
    purchaser of preference shares
    in March 1997                                  -            13,234,987                -                -            13,235,000
Issuance of Class B common stock for
    cash in March 1997                             -            31,249,966                -                -            31,250,000
Issuance of Class C common stock for
    cash in March 1997                             -            33,749,966                -                -            33,750,000
Issuance of Class D common stock for
    cash to certain Class B
    shareholders in March 1997                     -             2,499,978                -                -            2,500,000
Costs incurred related to the issuance
    of common stock                                -            (1,264,045)               -                -           (1,264,045)
Preferred stock dividends                          -           (12,689,923)               -                -          (12,689,923)
Net loss for the period                            -                     -                -         (160,356)            (160,356)
                                       -------------          ------------     ------------      ------------        -------------
Balance, December 31, 1997                         -            74,280,922                -         (160,356)          74,120,676

Issuance of Class B common stock for
    cash in January 1998                           -               750,000                -                -              750,000
Issuance of Class E common stock for
    cash in January 1998                           -               312,500                -                -              312,500
Issuance of Class E  common stock for
    cash in April 1998                             -             1,725,179                -                -            1,725,179
Cash reimbursement to certain
    shareholder's(s')                              -            (7,047,044)               -                -           (7,047,044)
Unearned compensation                              -            67,130,700      (67,130,700)               -                    -
Compensation Expense                               -                     -       21,134,991                -           21,134,991
PCG Warrants                                       -           275,297,000                -                -          275,297,009
Common stock issued in exchange
    for termination of advisory
    services agreement                             -           135,000,000                -                -          135,000,005
Preferred stock dividends                          -            (8,306,433)               -                -           (8,306,433)
Redemption of preference shares                    -           (34,140,067)               -                -          (34,140,067)
TDC Exchange                            (209,414,620)          209,414,620                -                -                    -
Conversion of Class D shares                       -                     -                -                -                   (2)
Old GCL Exchange                                              (418,894,373)      45,995,709          120,219         (372,778,545)
Retirement of treasury shares            209,414,620          (209,414,620)               -                -                    -
Equity transaction of Equity
    Investment                                     -             2,169,863                -                -            2,169,863
Net income for the year ended
    December 31, 1998                              -                     -                -       40,800,229           40,800,229
                                       -------------          ------------     ------------      ------------        -------------

Balance, December 31, 1998              $          -          $ 88,278,247     $          -      $40,760,092         $129,038,361
                                       =============          ============     ============      ============        =============


      GLOBAL CROSSING (CAYMAN) LTD. (formerly GLOBAL CROSSING LTD., LDC)
                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                    AND FOR THE PERIOD FROM MARCH 19, 1997
                    (DATE OF INCEPTION) TO DECEMBER 31, 1997

                                                                                                 For the Period from
                                                                                                 March 19, 1997 (Date
                                                                                                   of Inception) to
                                                                          December 31, 1998        December 31, 1997
                                                                          -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss) applicable to common stockholder (s)                 $    40,800,229             $ (12,850,279)
    Adjustments to reconcile net income (loss) to net cash
    cash provided by operating activities:
         Gain from initial public offering of Global Crossing Ltd.             (59,523,779)                        -
         Equity in loss of Global Crossing Ltd.                                 17,952,007                         -
         Depreciation                                                                    -                    39,000
         Preferred stock dividends                                                       -                12,689,963
         Increase in other assets and prepaid costs                                      -                (1,032,000)
         Increase in capacity available for sale                                         -               (21,200,000)
         Increase in deferred revenue                                                    -                 5,325,000
         Increase in obligations under inland service agreements                         -                20,900,000
         Increase in accounts payable and accrued liabilities                      145,623                 1,249,000
         Increase in Due to Parent                                                 625,920                         -
                                                                          -----------------          ----------------
    Net cash provided by operating activities                                             -                5,120,684
                                                                          -----------------          ----------------

    CASH FLOWS FROM INVESTING ACTIVITIES:

         Investment in Global Crossing Ltd.                                     (1,452,684)                        -
         Cash  paid  for  construction  in  progress  and
            capacity available for sale                                                  -              (428,743,000)
                                                                          -----------------          ----------------
    Net cash used in investing activities                                       (1,452,684)             (428,743,000)
                                                                          -----------------          ----------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Finance and organizational costs incurred                                       -               (28,181,000)
         Proceeds  from  issuance  of common  stock and  additional                      -                73,736,000
            paid-in capital
         Preferred stock issuance costs                                                  -                (7,530,000)
         Proceeds from issuance of preferred stock                                       -               100,000,000
         Proceeds from long-term debt                                                    -               162,325,000
         Proceeds from issuance of senior notes                                          -               150,000,000
         Increase in restricted cash and cash equivalents,  current
         and long-term                                                                   -               (25,275,000)
                                                                          -----------------          ----------------
    Net cash provided by financing activities                                            -               425,075,000
                                                                          -----------------          ----------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (1,452,684)                1,452,684
                                                                          -----------------          ----------------
    CASH AND CASH EQUIVALENTS, beginning of year                                 1,452,684                         -
                                                                          -----------------          ----------------
    CASH AND CASH EQUIVALENTS, end of year                                $              -            $    1,452,684
                                                                          =================          ================
    SUPPLEMENTAL INFORMATION ON NON-CASH
       OPERATING ACTIVITIES
    Decrease in operating assets
         Interest receivable                                              $        123,000            $            -
         Other assets and prepaid costs                                            892,958                         -
         Deferred finance and organization costs                                25,934,021                         -
         Capacity available for sale                                            21,200,000                         -
         Construction in progress                                              497,318,509                         -

    Decrease in operating liabilities                                                                              -
         Accounts payable and accrued liabilities                              (1,658,399)                         -
         Accrued interest and preferred stock dividends                        (2,921,854)                         -
         Deferred revenue                                                      (5,325,000)                         -
         Current  portion  of  obligations  under  inland  services
            agreements                                                        (17,891,000)                         -
         Obligations under inland services agreements                          (3,009,000)                         -
         Accrued construction costs                                           (52,003,875)                         -
         Current portion of obligations under capital leases                  (12,297,645)                         -
                                                                            --------------           ----------------
                                                                            $ 450,361,715            $
                                                                            =============            ================

SUPPLEMENTAL INFORMATION ON NON-CASH
INVESTING ACTIVITIES

         Investment in Global Crossing Ltd.                                 $ (88,238,132)           $             -
         Costs incurred for  construction  in progress and capacity
            available for sale                                                          -                497,319,000
         Accrued construction costs                                                     -                (52,004,000)
         Amortization of deferred finance and organization costs                        -                 (2,223,000)
         Increase in accrued interest                                                                     (1,641,000)
         Decrease in obligations under capital leases                                                    (12,298,000)
         Increase in accrued liabilities                                                                    (410,000)
                                                                            --------------           ----------------

                                                                            $ (88,238,132)           $   428,743,000
                                                                            ==============           ================


SUPPLEMENTAL INFORMATION ON NON-CASH
FINANCING ACTIVITIES
         Restricted cash and cash equivalents                                 $   25,275,196             $
         Long-term debt                                                         (162,325,000)                   -
         Senior notes                                                           (150,000,000)                   -
         Issuance of Mandatorily redeemable preferred stock                      (90,643,919)                   -
         Issuance of Class B common stock for cash in
            January 1998                                                             750,000                    -
         Issuance of Class E common stock for cash in
            January 1998                                                             312,500                    -
         Issuance of Class E common stock for cash in
             April 1998                                                            1,725,179                    -
         Cash reimbursement to certain shareholders                               (7,047,044)                   -
         Compensation Expense                                                     21,134,991                    -
         PCG Warrants                                                            275,297,009                    -
         Common stock issued in exchange for termination of
            advisory services agreement                                          135,000,005                    -
         Preferred stock dividends                                                (8,306,433)                   -
         Redemption of preferred stock                                           (34,140,067)                   -
         Conversation of Class D shares                                                   (2)                   -
         Old GCL Exchange                                                       (372,778,545)                   -
         Equity transactions of Equity Investment                                  2,169,863                    -
         Common stock distributed to holders of preferred stock                            -            13,235,000
                                                                              ---------------           ----------
                                                                              $ (363,576,267)           13,235,000
                                                                              ===============           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
         Cash paid during the year for taxes                                               -                    -
         Cash paid during the year for interest, net of
         capitalized interest                                                              -                8,136



      GLOBAL CROSSING (CAYMAN) LTD. (formerly GLOBAL CROSSING LTD., LDC)
                        NOTES TO FINANCIAL STATEMENTS
           DECEMBER 31, 1998 AND FOR THE PERIOD FROM MARCH 19, 1997
                   (DATE OF INCEPTION) TO DECEMBER 31, 1997

NOTE 1. ORGANIZATION

Global Crossing (Cayman) Ltd., formerly Global Crossing Ltd., LDC ("Old GCL"), formerly GT Parent Holdings LDC, was incorporated as an exempted limited duration company in the Cayman Islands on March 19, 1997 (date of inception). From March 19, 1997 through May 26, 1998, Old GCL was in the development stage and was engaged in the construction and development of an underwater fiber optic system connecting the United States and Europe ("Atlantic Crossing" or "AC-1 system"). On May 26, 1998, the United States to United Kingdom segment of the AC-1 system was placed into service and Old GCL began generating revenues. During the development stage, Old GCL recognized approximately $101 million in revenues and had minimal operating costs as the costs of construction were capitalized. During the period from March 19, 1997 through June 30, 1998, Old GCL incurred a net loss applicable to common stockholders of approximately $214.5 million. This loss was primarily the result of (1) the termination of an Advisory Services Agreement, dated March 25, 1997 (as amended, the "Advisory Services Agreement") with PCG Telecom with respect to the AC-1 system under which PCG Telecom was entitled to an advisory fee based upon the gross revenues of Atlantic Crossing Ltd. ("ACL"); (2) awards under Old GCL's Stock Incentive Plan; (3) the extraordinary loss on the retirement of Global Telesystems Holdings, Ltd. ("GTH") Senior Notes which were repurchased on May 18, 1998; and
(4) the redemption of GTH Preference Shares on June 17, 1998. Old GCL financed its net losses, debt service, capital expenditure and other cash needs through the proceeds of sales of common and preferred equity and the issuance of debt.

Prior to the initial public offering of Global Crossing Ltd. ("New GCL"), all shares of common stock in New GCL, a Bermuda Company, were owned by Old GCL. In August 1998, New GCL declared a stock dividend so that Old GCL held 1.5 shares of common stock of New GCL for each share of common stock of Old GCL outstanding. Pursuant to the terms of the Articles of Association of Old GCL, prior to the initial public offering each holder of Class D shares converted such shares into a fraction of a Class E share based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. In addition, each holder of Class E shares of Old GCL had such E shares converted into Class B shares of Old GCL. Accordingly, each holder of Class D and Class E shares received Class B shares, with the warrants to purchase Class E shares received by former Class D shareholders then cancelled in exchange for warrants ("New GCL Warrants") to purchase shares of common stock of New GCL at an exercise price equal to the initial offering price.

Immediately subsequent to such transactions and prior to the initial public offering, each shareholder of Old GCL, other than CIBC Wood Gundy Capital (SFC), Inc. ("SFC" or "Parent"), agreed with Old GCL to exchange their interests in Old GCL for shares of common stock of New GCL held by Old GCL at a rate of 1.5 shares of common stock of New GCL per share of common stock of Old GCL (the "Old GCL Exchange"). SFC did not participate in the Old GCL Exchange. Subsequent to the Old GCL Exchange, each previous shareholder of Old GCL (now referred to as the "Company") holds an equal proportionate interest in New GCL, with the Company becoming wholly owned by SFC. All shares of common stock in Old GCL, other than the shares owned by SFC and one Class C share held by CIBC Capital Partners (Cayman) No. 1, have been retired.

The pro forma financial statements for the Company appearing below give effect to the Old GCL Exchange. Subsequent to the Old GCL Exchange, the Company's only asset is its investment in New GCL. The Company engages in no business activities other than holding New GCL shares.

Old GCL summarized Pro Forma Financial Statements (in 000's):

                                                                                                           Old GCL Adjusted
ASSETS                                                           Old GCL Historical    Old GCL Exchange    December 31, 1997
                                                                 December 31, 1997       (Unaudited)          (Unaudited)
                                                                 -----------------       -----------          -----------
Cash and cash equivalents                                          $   1,453            $  (1,453)           $      -
Restricted cash and cash equivalents                                  25,275              (25,275)                  -
Other assets and prepaid costs                                         1,015               (1,015)                  -
Capacity available for sale                                           21,200              (21,200)                  -
Construction in progress                                             497,319             (497,319)                  -
Deferred finance and organization costs (net of accumulated
   amortization of $2,247 as of December 31, 1997)                    25,934              (25,934)                  -
Investment in Global Crossing Ltd.                                         -               12,452              12,452
                                                                   ---------            ----------           ---------

Total Assets                                                       $ 572,196            $(559,744)           $ 12,452
                                                                   =========            ==========           =========
LIABILITIES
Accrued construction costs                                         $  52,004            $ (52,004)           $      -
Accounts payable and accrued liabilities                               1,658               (1,658)                  -
Accrued interest                                                       1,641               (1,641)                  -
Deferred revenue                                                       5,325               (5,325)                  -
Current portion of obligations under inland services
  agreement and capital leases                                        30,189              (30,189)                  -
Long-term debt                                                       162,325             (162,325)                  -
Senior notes                                                         150,000             (150,000)                  -
Obligations under inland services agreements and
  capital leases                                                       3,009               (3,009)                  -
                                                                   ---------            ----------           ---------

Total liabilities                                                    406,151             (406,151)                  -


MANDATORILY REDEEMABLE PREFERRED STOCK (109,830 shares
as of December 31, 1997, $1000 liquidation per share
including $1,281 accrued dividends and net of
unamortized discount and issuance costs of $12,224 and
$6,962, respectively)                                                 91,924              (91,924)                  -

STOCKHOLDER'S(S') EQUITY                                              74,121              (61,669)             12,452
                                                                   ---------            ----------           ---------

Total Liabilities and Stockholder's(s') Equity                     $ 572,196            $(559,744)           $ 12,452
                                                                   =========            ==========           =========

                                                                                                              Old GCL Adjusted
                                                                 Old GCL Historical                          for the period from
                                                                 for the period from                           March 19, 1997
                                                                   March 19, 1997                            (Date of Inception)
                                                                (Date of Inception)    Old GCL Exchange     to December 31, 1997
                                                                to December 31, 1997     (Unaudited)             (unaudited)
                                                                --------------------     -------------      --------------------
Sales and operating revenue                                         $          -           $        -           $       -
Operating expenses                                                         3,101               (3,101)                  -
                                                                    ------------         ------------           ---------

Operating loss                                                            (3,101)               3,101                   -
Equity in loss of New GCL                                                      -                  (27)                (27)
Interest Income                                                            2,941               (2,941)                  -
                                                                    ------------         ------------           ---------

Loss before provision for income taxes                                      (160)                 133                 (27)

Provision for income taxes                                                     -                    -                   -
                                                                    ------------         ------------           ---------

NET INCOME (LOSS)                                                           (160)                 133                 (27)

Preferred stock dividends                                                (12,690)              12,690                   -
                                                                    ------------         ------------           ---------

Net loss applicable to common stockholder(s)                        $    (12,850)          $   12,823           $     (27)
                                                                    ============         ============           =========

--------------------
  The accompanying notes are an integral part of these financial statements.

NOTE 2. BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP"). U.S. GAAP requires that management of the Company make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management of the Company believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The following is a summary of significant accounting policies consistently followed by the Company, which are in accordance with U.S. GAAP.

The Financial Statements include the results of operations with affiliated entities (refer to Note 5).

Comparative Financial Statements

The accompanying financial statements for the period from March 19, 1997 (Date of Inception) to December 31, 1997 include the accounts of Old GCL.

Equity Method of Accounting

The Company holds an investment in New GCL where the principal objective of investing is to obtain capital gains over the investment term that is typically medium term. Because of the significance of transactions with SFC and its affiliates, the number of representatives on New GCL's Board of Directors affiliated with Canadian Imperial Bank of Commerce ("CIBC"), and the Company's guarantee of New GCL debt, the Company accounts for the investment using the equity method of accounting whereby a proportionate share of income, losses, dividend and capital transactions are recorded in the Company's financial statements.

Recently Adopted and New Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. There was no impact to the financial statements due to the adoption of SFAS 130 or SFAS 131 as of and for the year ended December 31, 1998.

The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which is effective for periods beginning after June 15, 1999. Management does not expect the impact of the adoption of SFAS 133 on the Company's financial position or results of operations to be material.

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Share and per share data presented reflects all stock dividends and stock splits.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share:

                                                                                          For the Period from
                                                                                            March 19, 1997
                                                                       Year Ended         (date of inception)
In thousands except for stock outstanding                          December 31, 1998     to December 31, 1997
   and per share information                                       -----------------     --------------------
Basic and diluted
     Net income (loss)                                                $      40,800         $        (160)
     Preferred stock dividends                                                    -               (12,690)
                                                                     --------------         --------------
     Net income (loss) applicable to common stockholder(s)           $      40,800         $     (12,850)
                                                                     ==============         ==============

Weighted average stock outstanding - basic and diluted                  111,197,595           325,773,934
                                                                     ==============         ==============

Earnings (loss) per share - basic and diluted                         $        0.37         $       (0.04)
                                                                     ==============         ==============

Dilutive options for Old GCL did not have an impact on the computation of diluted loss per share in 1997 and 1998 since they were anti-dilutive.

NOTE 3.  INVESTMENT IN NEW GCL

New GCL provides Internet and long distance telecommunications facilities and services utilizing a network of undersea and terrestrial digital fiber optic cable systems. The Company owns approximately a 16.8% interest or 68,894,488 shares of Common Stock in New GCL. The first five cable systems under development by New GCL, together with associated terrestrial backhaul capacity, will form an interconnected worldwide high capacity fiber optic network (the "Global Crossing Network") consisting of AC-1 system; Pacific Crossing
("PC-1"), a system connecting the United States and Asia; Mid-Atlantic Crossing ("MAC"), a system connecting the Eastern United States and the Caribbean; Pan American Crossing ("PAC"), a system connecting the Western United States, Central America and the Caribbean, South American Crossing ("SAC"), connecting the major cities of South America to MAC, PAC, and the rest of New GCL's System, and Pan European Crossing ("PEC"), a 68,100 kilometer terrestrial system connecting 24 European cities to each other and to the undersea systems. The undersea component of the Global Crossing Network initially will total 81,400 kilometers.

The investment consists of the following:

                                                      As of December 31, 1998

                                Carrying Value              Market Value              Unrealized Gain
                                --------------              ------------              ---------------

   Investment in New GCL        $129,809,904                $1,554,431,886            $1,424,621,982




Investment Transfer and Voting Restrictions

Each share of Common Stock of New GCL ("New GCL Common Stock") has one vote, except that if, and so long as, the Controlled Shares (as defined below) of any person constitute more than 9.5% (or, in the case of CIBC and certain of its affiliates, including the Company collectively, 35%) of the voting power of the outstanding shares, including New GCL Common Stock (an "Over-the-Threshold Common Stockholder"), the voting rights with respect to the Controlled Shares owned by such person will be limited, in the aggregate, to a voting power of 9.5%, pursuant to a formula set forth in the Bye-Laws of New GCL ("GCL Bye-laws"). The votes that could be cast by Over-the-Threshold Common Stockholders but for the restrictions on voting rights described above will be allocated to the other holders of New GCL Common Stock, pro rata based upon the number of shares of New GCL Common Stock held by all other holders of New GCL Common Stock, subject only to the further limitation that no stockholder allocated any such voting rights may exceed the applicable limitation set forth above as a result of such allocation. "Controlled Shares" includes among other things, all shares of New GCL Common Stock that a person is deemed (i) to own directly, indirectly or constructively pursuant to Section 958 of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) to beneficially own directly or indirectly as a result of the possession of sole or shared voting power within the meaning of Section 13(d) of the Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder.

New GCL, the Company, Pacific Capital Group, Inc. ("PCG") GKW Unified Holdings, LL ("GKW"), certain affiliates of CIBC, Continental Casualty Company, MRCo. Inc. and certain other shareholders of New GCL (including certain of New GCL's officers and directors and their affiliates) (collectively, the "Existing Holders") have entered into a Stockholders Agreement. The Stockholders Agreement contains certain restrictions on the transfer or other disposition by such affiliates of CIBC (including the Company) of shares of New GCL common stock. Pursuant to the Stockholders Agreement (i) New GCL has been granted a right of first refusal on certain private transfers by the Existing Holders during the first two years after the consummation of the initial public offering of common stock of New GCL; and (ii) no Stockholder (as defined in the Stockholders Agreement) shall Transfer (as defined in the Stockholders Agreement) any securities to any person if such Transfer would, for purposes of section 551 of the Code, result in more than 50% of the vote or value of the outstanding capital stock of the Company being owned, directly or indirectly, (taking into account the applicable attribution and constructive ownership rules under the Code), by 5 or fewer individuals. In addition, subject to the exceptions set forth in the Stockholders Agreement, certain of the Existing Holders have rights ("tag-along rights") permitting such shareholder to participate, on the same terms and conditions, in certain transfers of shares by other Existing Holders as follows: (i) PCG, GKW and certain affiliates of CIBC (including the Company) (and their affiliates and permitted transferees) shall have the right to participate in any transaction initiated by any of them to transfer 5% or more of the outstanding securities of New GCL and (ii) PCG, GKW, certain affiliates of CIBC, Continental Casualty Company and MRCo, Inc. (and their affiliates and permitted transferees) shall have the right to participate in any transaction initiated by any of them to transfer any securities of New GCL which transaction would result in a change of control of New GCL.

The shares of New GCL Common Stock held by the Company are "restricted shares" as that term is defined in Rule 144 under the Securities Act of 1933, as amended, and as such may not be sold except pursuant to an effective registration statement under the Securities Act or in compliance with Rule 144 or another duly available exemption under the Securities Act.

Dividends

The Company does not anticipate receiving dividends in the foreseeable future as New GCL's ability to pay dividends is limited by certain debt instruments.

Contingent Issuances of New GCL Stock

New GCL has 26,852,778 options outstanding under employee benefit plans as of December 31, 1998. The exercise prices range from $0.83-$13.26 with a weighted average remaining life of 9.3 years.

New GCL entered into a warrant agreement with PCG. PCG's warrants became exercisable at the IPO of New GCL. The warrants give each holder the option to convert each share under warrant into a fraction of a Class B share based on the ratio of the current per share valuation at the time of conversion, less the per share exercise price of the warrant, divided by the current per share valuation at the time of conversion, multiplied by the 36,906,370 shares available under the PCG warrants.

Summary Financial Statements for New GCL

The selected condensed consolidated financial data of New GCL as of December 31, 1998 and 1997, for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997 was as follows:


                                                                                             For the
                                                                                       Period from March 19,
                                                                 Year Ended          1997 (Date of Inception)
                                                             December 31, 1998         to December 31, 1997
                                                             -----------------         --------------------
(000's)

STATEMENT OF OPERATIONS DATA
Revenues                                                       $   424,099                $        -

Expenses:
Cost of Capacity sold                                              178,492                         -
Termination of Advisory Services Agreement                         139,669                         -
Other                                                              125,663                     3,101
                                                               -----------                 ---------
                                                                   443,824                     3,101

Operating Loss                                                     (19,725)                   (3,101)
Equity in Loss of Affiliates                                        (2,508)                        -
Net interest (expense) income                                      (12,894)                    2,941
Provision for Income Taxes                                         (33,067)                        -
                                                               -----------                 ---------

Loss before Extraordinary Item                                     (68,194)                     (160)
Extraordinary Loss on Retirement of Senior Notes                   (19,709)                        -
                                                               -----------                 ---------

Net loss                                                        $  (87,903)                 $   (160)
                                                               ===========                 =========


                                                           December 31, 1998         December 31, 1997
                                                          -----------------         -----------------

BALANCE SHEET DATA
Current Assets                                                 $ 1,002,115                $   27,744
Construction in Progress and Capacity Available for              1,003,056                   518,519
Sale
Other                                                              634,006                    25,934
                                                               -----------                 ---------


Total Assets                                                   $ 2,639,177                 $ 572,197
                                                               ===========                 =========

Current Liabilities                                            $   251,890                $   90,817
Long Term Debt                                                     269,598                   162,325
Senior Notes                                                       796,495                   150,000
Other                                                               59,499                     3,009
                                                               -----------                 ---------

Total Liabilities                                                1,377,482                   406,151

Mandatorily Redeemable Preferred Stock                             487,375                    91,925
Shareholder's Equity                                               774,320                    74,121
                                                               -----------                 ---------


Total Liabilities and Shareholder's(s') Equity                 $ 2,639,177                 $ 572,197
                                                               ===========                 =========


The financial information described herein includes summarized financial statements and certain accounting policies for New GCL. The complete financial statements and notes thereto are included in the New GCL Form 10-K as filed with the Securities and Exchange Commission (Registration No. 000-24565)


Significant accounting policies of New GCL were as follows:

a)    Development Stage Company

New GCL was in its development stage until May 1998 when the United States to United Kingdom segment was placed into service and New GCL began generating significant revenues.

b)    Sales Type Lease Revenue and Deferred Revenue

Customers of New GCL can enter into Capacity Purchase Agreements ("CPAs") to purchase an Indefeasible Right of Use ("IRU") in units of capacity on any of New GCL's fiber optic cable systems ("Systems"). The purchase price for capacity on the System is non-refundable once the applicable segment purchased on a System is ready for service ("RFS"). The IRU purchased entitles the customer to all rights and obligations of ownership of the capacity for a period of 25 years after the System RFS date. New GCL's revenues from the sale of capacity are recognized in the period that the rights and obligations of ownership transfer to the purchaser. Customers who have entered into CPAs for capacity have paid deposits toward the purchase price and such amounts have been included as deferred revenue.

New GCL has entered into contracts, called Inland Services Agreements, to obtain IRUs for terrestrial capacity. New GCL in turn sells this third party terrestrial capacity under separate CPAs to certain customers for the purpose of extending capacity from certain System landing stations to major telecommunication cities. The purchase price for terrestrial capacity is non-refundable and grants the customer an IRU, which entitles the customer to all rights and obligations of ownership for terms of 25 years after the RFS date of the related system.

c)    Sales Type Lease Cost of Sales

Cost of undersea sales in any period is calculated based on the ratio of capacity revenues recognized in the period to total expected capacity revenues over the life of the System multiplied by the total costs incurred to construct the System. This calculation of cost of sales matches costs with the value of each sale relative to total expected revenues.

During 1998, New GCL entered into Inland Services Agreements to obtain IRUs for terrestrial capacity for terms of 25 years. Under the IRUs, New GCL is required to pay an up-front non-recurring charge plus, in certain cases, monthly recurring charges over a 25 year period and in exchange obtains all rights and obligations of ownership. New GCL has accounted for the IRUs as capital leases. The cost of acquiring this terrestrial capacity is charged to cost of sales in the period that the related revenue is recognized. New GCL capitalized the present value of total future payments (excluding Operations, Administration and Maintenance ("OA&M") costs) in capacity available for sale and recorded an equal amount as an obligation under Inland Services Agreements in New GCL's consolidated balance sheets.

d)    Operating Type Lease Revenue and Deferred Revenue

New GCL may enter into operating lease agreements to lease capacity on its terrestrial fiber optic cable systems. These agreements may grant the customer a right to use capacity on the terrestrial systems for periods of time, which may be substantially less than the design life of such systems (generally 25 years). New GCL will amortize revenues from these operating lease agreements on its terrestrial fiber optic systems over the lives of the agreements with cash received but not yet recognized as operating revenues, recorded as deferred revenue in New GCL's consolidated balance sheets.

e)    OA&M Revenue

Pursuant to the terms of its existing CPAs, New GCL is obliged to use commercially reasonable efforts to cause the AC-1 system to be maintained in efficient working order and in accordance with industry standards. In exchange for the operating, administration and maintenance services provided by New GCL through the OA&M agreement with Tyco Submarine Systems Ltd, ("TSSL"), customers are obligated for the term of the IRU to pay for their allocable share of the costs for operating and maintaining the system. Undersea OA&M revenues are recognized in the period the services are provided. On an annual basis, the actual OA&M costs incurred by New GCL are accumulated and an adjustment is made to true up actual OA&M revenues so that they equal 110% of actual costs incurred, provided specified contractual limits have not been reached.

f)    Maintenance Costs

New GCL has entered into an OA&M agreement with TSSL whereby TSSL is obligated to provide operating administration and maintenance functions to the AC-1 system, which include management and maintenance of a Network Operating Center, assumption of vessel costs obtaining and renewing all operating permits, providing repair equipment, providing cable protection and ordering and restocking equipment spares. The OA&M agreement is for an initial term of eight years with two renewal periods of eight and one half years each at New GCL's option. The OA&M costs related to this agreement are expensed as incurred.

OA&M costs relating to Inland Service Agreements are expensed as incurred.

g)    Commissions and Advisory Services Fees

New GCL's policy is to record sales commissions and advisory fee expenses and related payables upon the recognition of revenue so as to appropriately match these costs with the related revenue. Under the Advisory

Services Agreement ("ASA") which was terminated by year end, New GCL paid PCG Telecom Services LLC ("PCG Telecom") and its affiliates 2% of revenues for advisory services performed. Under the Sales Agency Agreement ("SAA") New GCL pays TSSL a commission based on a percentage of capacity revenues.

h)    Construction in Progress

Costs incurred prior to a Segment's completion are reflected as construction in progress and are recorded as capacity available for sale or as a depreciable asset at the date each Segment of the system becomes operational. Capacity available for sale is recorded at the lower of cost or fair value less costs to sell and is charged to costs of sales in the period the related revenues are recognized. Fair value of capacity is derived from a third party consultant's market study of expected sales of capacity.

i)    Deferred Finance and Organization Costs

Costs incurred to obtain financing through the issuance of senior notes and long term debt have been reflected as an asset in New GCL's consolidated balance sheets. Costs incurred to obtain financing through the issuance of preferred stock have been reflected as a reduction in the carrying value of the issued preferred stocks. Costs incurred to obtain financing through the issuance of common stock has been charged to paid-in capital. The financing costs relating to the debt are amortized over the lesser of the term of the related debt agreements or the expected payment date of the debt obligation. In 1998, certain preferred stock was redeemed at which time the remaining balance of unamortized discount and offering costs was charged against additional paid-in capital. The amortized portion of deferred financing costs relating to the senior notes and the long term debt are included in construction in progress as a component of interest capitalized or recorded as interest expense in accordance with SFAS 34. The amortized portion of the deferred financing costs relating to the preferred stock is included as a component of preferred stock dividends.

j)    Interest Rate Derivatives

New GCL uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. As of December 31, 1998, New GCL does not utilize derivative financial instruments for trading or other speculative purposes. The counterparty to this instrument is CIBC. New GCL is exposed to credit loss in the event of non-performance by CIBC.

New GCL has entered into interest rate swap agreements to hedge its exposure to interest rates on its long term debt. Since these agreements qualify for hedge accounting, cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense on the related debt.

k)  New Accounting Standard

The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5"). New GCL is required to adopt SOP 98-5 during January, 1999. The adoption of SOP 98-5 will result in a charge against net income in the first quarter of 1999 which management estimated will be approximately $15 million.

NOTE 4.  GAIN ON INITIAL PUBLIC OFFERING

In accordance with Staff Accounting Bulletin No. 51, the Company has recognized a gain of approximately $59.5 million as a result of the initial public offering of New GCL common stock that occured on August 13, 1999 (the "IPO").

  No. of Shares Issued, including 1,940,000 shares
    sold by insiders:                                              24,150,000
  Price Per Share:                                                     $19.00
  Total Dollar Amount, net of expenses:                          $391,074,000
  The Company's Ownership Percentage in New GCL Prior
    to the IPO:                                                          18.8%
  The Company's Ownership Percentage in New GCL Subsequent
    to the IPO;                                                          16.8%

No income taxes have been provided on this gain, as the Company is not subject to direct taxation in the Cayman Islands.

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES

SFC is a wholly owned subsidiary of CIBC.

In addition to the Company's ownership in New GCL, CIBC has beneficial ownership of an additional 28,732,312 shares of Common Stock and options or approximately 7% in New GCL.

SFC has paid for certain expenses and other investing transactions on behalf of the Company. The amounts due to SFC are non-interest bearing and have no specific terms of repayment. In addition, certain administrative and other services are provided to the Company by CIBC and its affiliates without charge.

Transactions with CIBC and its Affiliates

During 1998, CIBC and its affiliates entered into certain financing transactions with New GCL in connection with the development and construction of its systems. In particular, CIBC or one of its affiliates: (i) arranged and was the initial lender under a $200 million bridge facility, which was repaid and terminated on May 18, 1998; (ii) is one of the lead agents under a $482 million credit facility for AC-1 system; (iii) was an initial purchaser in connection with the May 1998 issuance by GCH of its $800 million Senior Notes; (iv) together with other lenders, entered into a credit agreement with an affiliate of New GCL, effective July 30, 1998, for the $850 million non-recourse project debt financing of PC-1; (v) together with other lenders, issued a $104 million loan to Pacific Crossing Ltd. to make the initial payments with respect to the construction contract for PC-1, which was repaid and terminated on July 30, 1998; (vi) was an underwriter in the August 1998 initial public offering of common stock of New GCL; (vii) was an initial purchaser in the December 1998 offering of GCH's 10 1/2% senior exchangeable preferred stock due 2008; and
(viii) together with other lenders, entered into a credit agreement with Mid Atlantic Crossing Ltd., effective November 25, 1998, for the $260 million non-recourse project debt financing of MAC. During 1998, New GCL paid CIBC and its affiliates approximately $19 million (plus $6 million from a joint venture of New GCL) in fees in connection with these transactions. Certain members of the Board of Directors of New GCL are employees of an affiliate of CIBC. During 1998, New GCL and its affiliates paid CIBC approximately $150,000 in Board of Directors fees from New GCL.

NOTE 6. GUARANTEE

On May 13, 1998, the Company, together with New GCL and certain subsidiaries of Global Crossing Holdings Ltd. ("GCH"), a Bermuda company and operating wholly-owned subsidiary of New GCL, entered into a Purchase Agreement with GCH and certain initial purchasers pursuant to which it guaranteed payment and performance obligations under GCH's $800 million 9 5/8% Senior Notes due 2008 (the"Restricted Notes"). The Restricted Notes were exchanged for registered Senior Notes (the "Senior Notes") under an Exchange Offer initiated in October, 1998. The terms of the Senior Notes are identical in all material respects to those of the Restricted Notes, except for certain transfer restrictions and registration rights related to the Restricted Notes and except for certain interest provisions related to such registration rights. The Company, together with New GCL and certain subsidiaries of GCH jointly and severally guaranteed the payment and performance obligations of GCH under the Senior Notes (the "Guarantee").

NOTE 7. INCOME TAXES

The Company is incorporated and resident in the Cayman Islands and, as such, there are no income taxes levied to any such companies or on undistributed earnings.

Note 8. QUARTERLY FINANCIAL DATA (unaudited)
The Company's unaudited quarterly results are as follows:

                                                                     1998 Quarter Ended
                                               -----------------------------------------------------------------
  000's (except for per share data)            March 31            June 30       September 30        December 31
                                               --------            -------       ------------        -----------
                                                            (In thousands, except per share data)
Revenues......................................         -                     -              -                 -
Operating Income (loss).......................   $     -             $       -       $      -        $      (772)
Income (loss) before extraordinary                  (700)              (29,222)         2,558              8,640
  item........................................
Net Income (loss).............................      (700)              (29,222)        62,081              8,640
Net income (loss) applicable to common
  shareholder's(s')...........................      (700)              (29,222)        62,081              8,640
                                                ==============       ===========     =============     ============
Earnings (loss) per share basic and diluted...  $  (0.01)            $   (0.27)      $   0.68           $   0.38
                                                ==============       ===========     =============     ============
                                            For the Period from
                                               March 19, 1997                 1997 Quarter Ended
                                                   to                  ---------------------------------------------
                                               March 31, 1997          June 30       September 30        December 31
                                               ---------------         -------       ------------        -----------
Revenues.................................        $           -         $         -   $          -        $         -
Operating (loss).........................                    -                (142)           (669)            (2,290)
Income (loss) before extraordinary item..                    -               1,205             485             (1,850)
Net Income (loss)                                            -               1,205             485             (1,850)
Net income (loss) applicable to common
  shareholders...........................        $        (195)        $    (2,836)  $      (3,692)      $     (6,127)
                                                  ==============       ===========   =============       ============

Earnings (loss) per share basic and diluted      $           -         $     (0.01)  $       (0.01)      $      (0.02)
                                                  ==============       ===========   =============       ============


NOTE  9. SUBSEQUENT EVENTS

Effective March 9, 1999, New GCL declared on February 3, 1999, a two-for-one stock split effected in the form of a stock dividend to Stockholders of record on February 16, 1999. All New GCL share information presented in these financial statements gives retroactive effect to this transaction.

Frontier Acquisition

On March 16, 1999, New GCL entered into a definitive agreement and plan of merger with Frontier Corporation, a New York Corporation ("Frontier"). The Board of Directors of each company has approved the merger. In this all-stock transaction, the number of shares of New GCL Common Stock to be exchanged for each Frontier share under the contemplated plan will be determined by dividing $62.00 by a volume weighted average of trading prices for New GCL Common Stock for a pricing period prior to the closing, subject to a minimum of 1.0919 shares and a maximum of 1.7939 shares of New GCL Common Stock for each Frontier share. Frontier may terminate the merger if the applicable price of New GCL Common Stock is less than $34.56 unless New GCL then agrees to provide additional merger consideration in the form of additional shares of New GCL Common Stock or cash to ensure that Frontier shareholders receive $62 of value for each Frontier share. The merger is intended to qualify as a tax-free reorganization and is expected to be accounted for as a purchase. Completion of the transaction is anticipated to occur during the third quarter of 1999. The transaction is subject to the majority vote of the shareholders of New GCL and the vote of two-thirds of the common shareholders of Frontier and to other customary conditions, such as receipt of regulatory approvals. Shareholders of New GCL, including affiliates of CIBC (including the Company), representing more than a
majority of the voting   power of New GCL Common Stock have agreed to vote in
favor of the transaction.

Effective March 23, 1999, the Company changed its name to Global Crossing (Cayman) Ltd. from Global Crossings Ltd., LDC.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 1999.

                       GLOBAL CROSSING (CAYMAN) LIMITED
                                 (Registrant)

                       By: /s/ EVAN CHARLES BURTTON
                        ----------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 1999.

         NAME                             TITLE

/s/ CHRISTOPHER FRANCIS RICHMOND          Director (Principal Executive Officer)
------------------------------------


/s/ EVAN CHARLES BURTTON                  Director (Principal Accounting Officer
-------------------------------------     Principal Financial Officer)


/s/ MICHAEL FRANCIS BENEDICT GILLOOLY     Director
-------------------------------------

                                 EXHIBIT INDEX

(3.1)          Memorandum & Articles of Association

(23)           Consent of Arthur Andersen LLP

(27)           Financial Data Schedule.