Form 10-Q
period 1999-03-31
GLOBAL CROSSING CAYMAN LTD
filed 1999-05-14
CIK 1071189

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -----------

                                  FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT 1934

                  For the quarterly period ended March 31, 1999
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      Commission File Number: 333-61457-08
                                 -----------

                          GLOBAL CROSSING (CAYMAN) LTD.
             (Exact name of registrant as specified in its charter)

       CAYMAN ISLANDS                              98-0167638
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

       c/o CIBC BANK AND TRUST COMPANY (CAYMAN) LIMITED
       P.O.BOX 694GT
       EDWARD STREET
       GEORGETOWN, GRAND CAYMAN
       CAYMAN ISLANDS
       (Address of principal executive offices)

       (345) 949-8666
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of May 1, 1999, the registrant had outstanding 2,630,943 shares of Class A Common Stock, par value $0.000001 per share; 906,605 shares of Class B Common Stock, par value $0.000001 per share; and 19,427,281 shares of Class C Common Stock, par value $0.000001 per share.

                           GLOBAL CROSSING CAYMAN LTD.
                      (formerly GLOBAL CROSSING LTD., LDC)
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

         Item 1. Financial Statements (unaudited):

         Condensed Statements of Operations                                   3

         Condensed Balance Sheets                                             4

         Condensed Statements of Cash Flows                                   5

         Notes to Unaudited Financial Statements                              6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

         Item 3. Quantitative and Qualitative Disclosures about Market Risk  12

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                           12

         Item 2. Changes in Securities and Use of Proceeds                   12

         Item 3. Defaults Upon Senior Notes                                  12

         Item 4. Submission of Matters to a Vote of Security Holders         12

         Item 5. Other Information                                           12

         Item 6. Exhibits and Reports on Form 8-K                            12

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                          GLOBAL CROSSING (CAYMAN) LTD.
                      (formerly GLOBAL CROSSING LTD., LDC)
                       CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 1999 AND MARCH 31, 1998

                                                 Three Months Ended  Three Months Ended
                                                   March 31, 1999      March 31, 1998
                                                     (Unaudited)        (Unaudited)
SALES AND OPERATING REVENUES                      $           -        $          -

EXPENSES

     General and administrative                         130,238           2,372,000
     Stock related expense                                    -             638,000
     Sales and marketing                                      -             784,000
                                                  -------------        ------------
                                                        130,238           3,794,000
                                                  -------------        ------------

OPERATING LOSS                                         (130,238)         (3,794,000)

Equity in earnings (loss) of
  Global Crossing Ltd.                               (2,505,943)                  -

NET INTEREST INCOME                                           -              72,000
                                                  -------------        ------------

LOSS BEFORE INCOME TAXES                             (2,636,181)         (3,722,000)

GAIN FROM CAPITAL TRANSACTION OF
  GLOBAL CROSSING LTD.                                  139,443                   -

PROVISION FOR INCOME TAXES                                    -                   -
                                                  -------------        ------------

NET LOSS                                             (2,496,738)         (3,722,000)

PREFERRED STOCK DIVIDENDS                                     -          (4,407,000)
                                                  -------------        ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS'
(STOCKHOLDER'S)                                      (2,496,738)         (8,129,000)

RETAINED EARNINGS (DEFICIT),
  BEGINNING OF PERIOD                                40,760,092            (160,000)
                                                  -------------        ------------
     Equity transactions of Global
       Crossing Ltd.                                  1,975,334                   -

RETAINED EARNINGS (DEFICIT),
  END OF PERIOD                                   $  40,238,688        $ (8,289,000)
                                                  =============        ============

LOSS PER SHARE - BASIC AND DILUTED                $       (0.11)       $      (0.02)
                                                  =============        ============

SHARES USED IN COMPUTING BASIC AND DILUTED LOSS
PER SHARE                                            22,964,828         331,845,633
                                                  =============        ============


The accompanying notes are an integral part of these unaudited condensed financial statements.

                          GLOBAL CROSSING (CAYMAN) LTD.
                      (formerly GLOBAL CROSSING LTD., LDC)
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                           March 31, 1999     December 31, 1998
                                            (Unaudited)

ASSETS

    Investment in Global Crossing Ltd.      $129,418,738        $129,809,904
                                            ------------        ------------

     Total Assets                           $129,418,738        $129,809,904
                                            ============        ============

LIABILITIES

Current Liabilities:

     Accounts payable and accrued           $    275,861        $    145,623
     liabilities

     Due to Parent                               625,920             625,920
                                            ------------        ------------
     Total current liabilities                   901,781             771,543
                                            ------------        ------------
Total Liabilities                                901,781             771,543
                                            ------------        ------------

STOCKHOLDERS' (STOCKHOLDER'S) EQUITY

Class A common stock, 1 billion authorized             2                   2
with a par value of $.000001, 2,630,943
issued as of March 31, 1999 and December
31, 1998
Class B common stock, 1 billion authorized             1                   1
with a par value of $.000001, 906,605
issued as of March 31, 1999 and December
31, 1998
Class C common stock, 1 billion authorized            19                  19
with a par value of $.000001, 19,427,281
issued as of March 31, 1999 and December
31, 1998
Class D common stock, 3 billion authorized             -                   -
with a par value of $.000001, 0 issued as
of March 31, 1999 and December 31, 1998
Class E common stock, 1 billion authorized             -                   -
with a par value of $.000001, 0 issued as
of March 31, 1999 and December 31, 1998
Undesignated common stock, 43 billion                  -                   -
authorized with a par value of $.000001, 0
issued as of March 31, 1999 and December
31, 1998
Additional paid-in capital                    88,278,247          88,278,247
Retained earnings                             40,238,688          40,760,092
                                            ------------        ------------

Total stockholders' (stockholder's) equity   128,516,957         129,038,361
                                            ------------        ------------

Total liabilities and stockholders'
(stockholder's) equity                      $129,418,738        $129,809,904
                                            ============        ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                          GLOBAL CROSSING (CAYMAN) LTD.
                      (formerly GLOBAL CROSSING LTD., LDC)
                       CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                               AND MARCH 31, 1998

                                                                                    Three Months Ended    Three Months Ended
                                                                                      March 31, 1999        March 31, 1998
                                                                                        (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss applicable to common stockholders' (stockholder's)                        $(2,496,738)           (8,129,000)
Adjustments to reconcile net loss to net cash used by operating Activities:
         Equity in loss of Global Crossing Ltd.                                          2,505,943                     -
         Gain from capital transaction of Global Crossing Ltd.                            (139,443)                    -
               Depreciation and amortization                                                     -                30,000
               Preferred stock dividends                                                         -             4,407,000
               Changes in operating assets and liabilities:                                      -                     -
                    Increase in other assets and prepaid costs                                   -           (11,779,000)
                    Increase in deferred revenue                                                 -             9,225,000
                    Increase in accounts payable and accrued liabilities                   130,238             2,384,000
                    Decrease in obligations under inland services agreements                     -            (7,642,000)
                                                                                       -----------          -----------
Net cash used in operating activities                                                            -           (11,504,000)
                                                                                       -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from issuance of common stock, net                                       -             1,062,000
               Proceeds from long term debt                                                      -           155,113,000
               Finance and organization costs incurred                                           -              (247,000)
               Cash reimbursement to certain shareholders                                        -            (7,047,000)
               Increase in restricted cash and cash equivalents                                              (13,905,000)
                                                                                       -----------         ------------
Net cash provided by financing activities                                                        -           134,976,000
                                                                                       -----------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in Global Crossing Ltd.                                                      -                     -
         Cash paid for construction in progress and capacity
         available for sale                                                                      -          (122,187,000)
                                                                                       -----------         -------------
Net cash used in investing activities                                                            -          (122,187,000)
                                                                                       -----------         -------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                            -             1,285,000

CASH AND CASH EQUIVALENTS, beginning of period                                                                 1,453,000
                                                                                       -----------         -------------

CASH AND CASH EQUIVALENTS, end of period                                                         -         $   2,738,000
                                                                                       ===========         =============

SUPPLEMENTAL INFORMATION ON NON-CASH
OPERATING ACTIVITIES
Decrease in operating assets
         Costs incurred for  construction  in progress and capacity  available for               -         $ 102,445,000
         sale
         Increase in accrued construction costs                                                  -            28,271,000
         Increase in accrual interest                                                            -            (4,361,000)
         Amortization of deferred finance and organization costs                                 -            (1,206,000)
         Increase in obligations under capital lease                                             -            (2,962,000)
                                                                                       -----------         -------------
         Cash paid for construction in progress and capacity available for sale        $                   $ 122,187,000
                                                                                       ===========         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
         Interest paid and capitalized                                                 $         -         $   4,446,000
                                                                                       ===========         =============
         Interest paid (net of capitalized interest)                                   $         -         $   4,423,000
                                                                                       ===========         =============


The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GLOBAL CROSSING (CAYMAN) LTD.
                     (formerly GLOBAL CROSSING LTD., LDC)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
           MARCH 31, 1999 AND FOR THE YEAR ENDED DECEMBER 31, 1998

NOTE 1. ORGANIZATION

Global Crossing (Cayman) Ltd., formerly Global Crossing Ltd., LDC ("Old GCL"), and originally GT Parent Holdings LDC, was incorporated as an exempted limited duration company in the Cayman Islands on March 19, 1997 (date of inception). From March 19, 1997 through May 26, 1998, Old GCL was in the development stage and was engaged in the construction and development of an underwater fiber optic system connecting the United States and Europe ("Atlantic Crossing" or "AC-1 system"). On May 26, 1998, the United States to United Kingdom segment of the AC-1 system was placed into service and Old GCL began generating revenues. During the development stage, Old GCL recognized approximately $101 million in revenues and had minimal operating costs as the costs of construction were capitalized. During the period from March 19, 1997 through June 30, 1998, Old GCL incurred a net loss applicable to common stockholders of approximately $214.5 million. This loss was primarily the result of (1) the termination of an Advisory Services Agreement, dated March 25, 1997 (as amended, the "Advisory Services Agreement") with PCG Telecom with respect to the AC-1 system under which PCG Telecom was entitled to an advisory fee based upon the gross revenues of Atlantic Crossing Ltd. ("ACL"); (2) awards under Old GCL's Stock Incentive Plan; (3) the extraordinary loss on the retirement of Global Telesystems Holdings, Ltd. ("GTH") Senior Notes which were repurchased on May 18, 1998; and
(4) the redemption of GTH Preference Shares on June 17, 1998. Old GCL financed its net losses, debt service, capital expenditure and other cash needs through the proceeds of sales of common and preferred equity and the issuance of debt.

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

Effective March 23, 1999, the Company changed its form of organization from an exempted limited duration company to a Cayman Islands incorporated company limited by shares and changed its name from Global Crossing Ltd., LDC to Global Crossing (Cayman) Ltd.

The pro forma financial statements for the Company appearing below give effect to the Old GCL Exchange. Subsequent to the Old GCL Exchange, the Company's only asset is its investment in New GCL. The Company engages in no business activities other than holding New GCL shares.

Summarized Pro Forma Financial Statements:

                                                                                                                Old GCL
                                                                       Old GCL              Old GCL             Adjusted
                                                                      Historical           Exchange             Proforma
                                                                    For the three                            For the three
                                                                     month period                             month period
                                                                   ended March 31,                          ended March 31,
                                                                         1998                                     1998
                                                                     (Unaudited)          (Unaudited)         (Unaudited)
SALES AND OPERATING REVENUES                                           $         -         $         -        $          -

EXPENSES

     General and administrative                                          2,372,000          (2,372,000)                  -
     Stock related expense                                                 638,000            (638,000)                  -
     Sales and marketing                                                   784,000            (784,000)                  -
                                                                       -----------            ---------       ------------
                                                                         3,794,000          (3,794,000)                  -
                                                                       -----------          -----------       ------------

OPERATING LOSS                                                          (3,794,000)          3,794,000                   -

Equity in earnings (loss) of Global Crossing Ltd.                                -          (1,528,000)         (1,528,000)

NET INTEREST INCOME                                                         72,000             (72,000)                  -
                                                                       -----------             --------       ------------

LOSS BEFORE INCOME TAXES                                                (3,722,000)          2,194,000          (1,528,000)

PROVISION FOR INCOME TAXES                                                       -                   -                    -
                                                                       -----------    ----------------        -------------

NET LOSS                                                                (3,722,000)          2,194,000          (1,528,000)
                                                                       -----------          ---------         ------------

PREFERRED STOCK DIVIDENDS                                               (4,407,000)          4,407,000                   -
                                                                       -----------          ---------         ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS' (STOCKHOLDER'S)            $(8,129,000)        $ 6,601,000        $ (1,528,000)
                                                                       ===========         ==========         ============


NOTE 2. BASIS OF PRESENTATION

The Company's unaudited interim condensed financial statements as of March 31, 1999 and for the three months ending March 31, 1999 and March 31, 1998 include the accounts of Old GCL. All material intercompany balances and transactions have been eliminated. The unaudited interim condensed financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The Company's unaudited interim condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP"). U.S. GAAP requires that management of the Company make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management of the Company believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates.

The accompanying unaudited condensed financial statements do not include all footnotes and certain financial presentation normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The following is a summary of significant accounting policies consistently followed by the Company, which are in accordance with U.S. GAAP.

Equity Method of Accounting

The Company holds an investment in New GCL where the principal objective of investing is to obtain capital gains over the investment term that is typically medium term. Because of the significance of transactions with SFC and its affiliates, the number of representatives on New GCL's Board of Directors affiliated with Canadian Imperial Bank of Commerce ("CIBC") and the Company's guarantee of New GCL debt, the Company accounts for the investment using the equity method of accounting whereby a proportionate share of income, losses, dividend and capital transactions are recorded in the Company's financial statements.

Loss per Share

Loss per share is calculated in accordance with Statement of Accounting Standards No. 128 "Earnings Per Share." Share and per share data presented reflects all stock dividends and stock splits.

New Accounting Standards

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for periods beginning after June 15, 1999. Management does not expect the impact of the adoption of SFAS 133 on the Company's financial position or results of operations to be material.

NOTE 3. INVESTMENT IN NEW GCL

New GCL provides Internet and long distance telecommunications facilities and services utilizing a network of undersea and terrestrial digital fiber optic cable systems. The first five cable systems under development by New GCL, together with associated terrestrial backhaul capacity, will form an interconnected worldwide high capacity fiber optic network (the "Global Crossing Network") consisting of Atlantic Crossing-1 ("AC-1") and the recently announced Atlantic Crossing-2 ("AC-2") under sea systems connecting the United States and Europe; Pacific Crossing ("PC-1"), an undersea system connecting the United States and Asia; Mid-Atlantic Crossing ("MAC"), an undersea system connecting the eastern United States and the Caribbean; Pan American Crossing ("PAC"), an undersea system connecting the western United States, Mexico, Panama, Venezuela and the Caribbean; South American Crossing ("SAC"), an undersea and terrestrial system connecting the major cities of South America to MAC, PAC, and the rest of the Global Crossing Network; Pan European Crossing ("PEC") a terrestrial system connecting 24 European cities to AC-1; and a terrestrial system to be operated by Global Access Ltd. ("GAL"), connecting certain cities in Japan to PC-1.

Cumulative effect of change in Accounting Principle

New GCL has adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities", issued by the American Institute of Certified Public Accountants, during the three months ended March 31, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. New GCL incurred a one-time charge during the three months ended March 31, 1999 of $15 million (net of tax benefit), that represents start-up costs incurred and capitalized during previous periods. During the three months ended March 31, 1999, New GCL incurred approximately $4 million of start-up expenditures, which were expensed as incurred.

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

New GCL, the Company, Pacific Capital Group, Inc. ("PCG"), GKW Unified Holdings, LL ("GKW"), certain other affiliates of CIBC, Continental Casualty Company, MRCo. Inc. and certain other shareholders of New GCL (including certain of New GCL's officers and directors and their affiliates) (collectively, the "Existing Holders") have entered into a Stockholders Agreement. The Stockholders Agreement contains certain restrictions on the transfer or other disposition by such affiliates of CIBC (including the Company) of shares of New GCL Common Stock. Pursuant to the Stockholders Agreement (i) New GCL has been granted a right of first refusal on certain private transfers by the Existing Holders during the first two years after the consummation of the initial public offering of Common Stock of New GCL; and (ii) no Stockholder (as defined in the Stockholders Agreement) shall Transfer (as defined in the Stockholders Agreement) any securities to any person if such Transfer would, for purposes of section 551 of the Code, result in more than 50% of the vote or value of the outstanding capital stock of the Company being owned, directly or indirectly, (taking into account the applicable attribution and constructive ownership rules under the
Code), by 5 or fewer individuals. In addition, subject to the exceptions set forth in the Stockholders Agreement, certain of the Existing Holders have rights ("tag-along rights") permitting such shareholder to participate, on the same terms and conditions, in certain transfers of shares by other Existing Holders as follows: (i) PCG, GKW and certain affiliates of CIBC (including the Company) (and their affiliates and permitted transferees) shall have the right to participate in any transaction initiated by any of them to transfer 5% or more of the outstanding securities of New GCL and (ii) PCG, GKW, certain affiliates of CIBC (including the Company), Continental Casualty Company and MRCo, Inc. (and their affiliates and permitted transferees) shall have the right to participate in any transaction initiated by any of them to transfer any securities of New GCL which transaction would result in a change of control of New GCL.

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

Stock Dividend

On February 3, 1999, the New GCL board of directors declared a 2-for-1 stock split in the form of a stock dividend to shareholders of record on February 16, 1999, effective March 9, 1999. All New GCL share information presented in these financial statements gives retroactive effect to this transaction.

Summary Financial Statements for New GCL

The selected interim unaudited condensed consolidated financial data of New GCL as of March 31, 1999 and 1998 was as follows:

                                                            For the three months       For the three months
                                                            ended March 31, 1999       ended March 31, 1998
(000's)
STATEMENT OF OPERATIONS DATA

Revenues                                                         $ 178,183                  $      -

Expenses:
Cost of Capacity sold                                               69,387                         -
Other                                                               67,729                     3,794
                                                                 ---------                  --------
                                                                   137,116                     3,794

Operating Income (Loss)                                             41,067                    (3,794)
Equity in Loss of Affiliates                                        (2,736)                        -
Net interest (expense) income                                       (9,387)                       72
Income (Loss) before provision for income taxes and
cumulative effect of change in accounting principle                 28,944                    (3,722)
Provision for Income Taxes                                         (16,142)                        -
                                                                 ---------                  --------


Income before cumulative effect of change in                        12,802                    (3,722)
                                                                 ---------                  --------
accounting principle
Cumulative effect of change in accounting principle,               (14,710)                        -
                                                                 ---------                  --------
net of income tax benefit of $1,400
Net Loss                                                           (1,908)                    (3,722)
                                                                   -------                  --------
Preferred stock dividends                                         (13,044)                    (4,407)
                                                                  --------                  --------

Net loss applicable to common shareholders                      $ (14,952)                  $ (8,129)
                                                                ==========                  ========

The financial data for New GCL does not include all footnotes and certain financial presentation normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the New GCL 10-Q as filed with the Securities and Exchange Commission (Registration No. 000-24565)

Frontier Merger

On March 16, 1999, New GCL entered into a definitive agreement and plan of merger with Frontier Corporation, a New York Corporation ("Frontier"). The board of directors of each company has approved the merger. Completion of the transaction is anticipated to occur during the third quarter of 1999. The transaction is subject to the approval by the shareholders of New GCL and Frontier and to other customary conditions, such as receipt of regulatory approvals. New GCL expects that merger will be accounted for using the purchase method of accounting.

NOTE 4. GUARANTEE

On May 13, 1998, the Company, together with New GCL and certain subsidiaries of Global Crossing Holdings Ltd. ("GCH"), a Bermuda company and operating wholly-owned subsidiary of New GCL, entered into a Purchase Agreement with GCH and certain initial purchasers pursuant to which it guaranteed payment and performance obligations under GCH's $800 million 9 5/8% Senior Notes due 2008 (the"Restricted Notes"). The Restricted Notes were exchanged for registered Senior Notes (the "Senior Notes") under an Exchange Offer initiated in October 1998. The terms of the Senior Notes are identical in all material respects to those of the Restricted Notes, except for certain transfer restrictions and registration rights related to the Restricted Notes and except for certain interest provisions related to such registration rights. The Company, together with New GCL and certain subsidiaries of GCH jointly and severally guaranteed the payment and performance obligations of GCH under the Senior Notes (the "Guarantee").

NOTE 5.  RELATED PARTY TRANSACTIONS

The parent company is SFC, a wholly owned subsidiary of CIBC.

SFC has paid for certain expenses and other investing transactions on behalf of the Company. The amounts due to SFC are non-interest bearing and have no specific terms of repayment. In addition, certain administrative and other services are provided to the Company by CIBC, and its affiliates, without charge.

During 1998, CIBC and its affiliates entered into certain financing transactions with New GCL in connection with the development and construction of its systems.

NOTE 6. INCOME TAXES

The Company is incorporated and resident in the Cayman Islands and, as such, there are no income taxes levied on the Company or on undistributed earnings.

NOTE 7. SUBSEQUENT EVENTS

Global Marine Acquisition

On April 26, 1999, New GCL announced a definitive agreement to acquire the Global Marine business of Cable & Wireless plc in a transaction valued at approximately $885 million, consisting of a combination of cash and assumed indebtedness. Global Marine is an undersea cable installation and maintenance company. The transaction, which is expected to be completed within 60 days, is subject to certain regulatory and other approvals. New GCL expects the acquisition will be accounted for using the purchase method of accounting.

Tyco Submarine Systems Agreement

On April 29, 1999, New GCL announced a contract with Tyco Submarine Systems Ltd. ("TSSL"), valued initially at over $700 million pursuant to which the SAC cable system will be designed, manufactured and installed by TSSL. The contract provides for options for New GCL to purchase future upgrades to the initial base system, in order to substantially increase the capacity of the base system. Lucent Technologies, Inc. ("Lucent") will supply fiber and equipment to TSSL for the SAC system, as well as financing to New GCL under terms of a previous agreement between Lucent and New GCL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's only asset is its investment in New GCL. The Company has no other material assets or liabilities and engages in no other business activities, other than the Guarantee. The Company's results of operations primarily reflect its share of the results of operations of New GCL on an equity accounting basis.

The Company is filing this Form 10-Q as a guarantor of the Senior Notes issued by GCH, a wholly owned subsidiary of New GCL. Prior to the Old GCL Exchange, as discussed in Item 1 above, the business and operations of New GCL were conducted through Old GCL. Subsequent to the Old GCL Exchange, the Company and New GCL each present their own separate financial statements in their annual and quarterly reports filed with the SEC. As such, the comparable prior period financial information for New GCL is not discussed herein. Management of the Company assumes no responsibility for the financial and other information of New GCL.

Results of Operations for the Three Months ended March 31, 1999

For the three months ended March 31, 1999, the Company recorded a loss from its investment in New GCL of approximately $2.6 million. This loss represents the Company's equity in the loss of New GCL based on the equity method of accounting. For the reasons that have been previously discussed, management has concluded that providing comparative information is not relevant.

For the three months ended March 31, 1999, New GCL reported sales and operating revenues of approximately $178 million, expenses of approximately $137 million, operating income of approximately $41 million, income before income taxes and cumulative change in accounting principle of approximately $29 million, income before cumulative change in accounting principle of approximately $13 million and net loss of approximately $2 million. For the reasons that have been previously discussed, management has concluded that providing comparative information is not relevant.

Balance Sheet as of March 31, 1999

As of March 31, 1999, the Company reported total assets of approximately $129 million, total liabilities of approximately $.9 million and total stockholders' (stockholder's) equity of approximately $128 million.

As of March 31, 1999, New GCL reported total assets of approximately $2.7 billion, total liabilities of approximately $1.4 billion and total shareholders' equity of approximately $.8 billion.

Liquidity and Capital Resources

The shares of New GCL Common Stock held by the Company are "restricted shares" as that term is defined in Rule 144 under the Securities Act of 1933, as amended, and as such may not be sold except pursuant to an effective registration statement under the Securities Act or in compliance with Rule 144 or another duly available exemption under the Securities Act. The shares held by the Company are subject to additional restrictions on transfer or other disposition pursuant to the Stockholders Agreement. As this investment in New GCL represents its principal asset, the Company is reliant upon its Parent, SFC, for funding its operating expenses. SFC has provided this funding through an advance which approximated $626,000 at March 31, 1999. The Company will continue to rely upon SFC to advance funds to meet its financing requirements.

Regarding the Company's investment in New GCL, because of the cost of developing and constructing New GCL's systems, operating New GCL's business depends on a variety of factors (including New GCL's ability to successfully negotiate construction supply contracts at favorable prices, New GCL's ability to generate sufficient sales, changes in the competitive environment of the markets New GCL serves, the levels of participation by New GCL's joint venture partners, and changes in technology), actual costs and revenues may vary, possibly materially, from expected amounts. Such variations may impact New GCL's future capital requirements. The development of additional systems, which New GCL may pursue, would lead to additional future capital requirements.

Year 2000 Compliance

The Company believes that its computer information systems will enable it to process transactions relating to Year 2000 and beyond and that its computer systems will not be adversely affected.

New GCL believes that their computer information systems are Year 2000 compliant and that the costs of addressing compliance will not have a material adverse impact on its financial condition or results of operations. In the event that New GCL does not successfully achieve Year 2000 compliance, the Company's business could be adversely affected.

Information Regarding Forward-Looking Statements

We have included certain "forward-looking statements" in this Form 10-Q. These statements describe our attempt to predict future occurrences. We use the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Forward-looking statements are subject to risks, assumptions and uncertainties. If any of these risks or uncertainties materialize (or fail to materialize), or if the underlying assumptions prove incorrect, actual results may differ materially from those projected in the forward-looking statements.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          (27) Financial Data Schedule

         (b) Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GLOBAL CROSSING (CAYMAN) LTD.

Date                                 Signature

---------                            -------------------------------------------

May  13, 1999                        /s/ Christopher Francis Richmond


                                     -------------------------------------------
                                     CHRISTOPHER FRANCIS RICHMOND
                                     Director (Principal Executive Officer)


May  13, 1999                        /s/  Evan Charles Burtton


                                     -------------------------------------------
                                     EVAN CHARLES BURTTON
                                     Director (Principal Financial Officer
                                     and Principal Accounting Officer)